Form 10KSB
period 1999-06-30
TOPCLICK INTERNATIONAL INC/DE
filed 1999-10-08
CIK 1083273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended June 30, 1999

                            Commission File No. _____

                          TOPCLICK INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      330755473
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         Suite 200, 1636 West 2nd Street,                             V6J 1H4
        Vancouver, British Columbia, Canada                          (Zip Code)
(Address of registrant's principal executive offices)

                                 (604) 737-1127
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: No revenues.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of September 29, 1999, approximately $2,976,888.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 13,407,473 on July 1, 1999.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                                 Yes [_] No [X ]

PART I.

Item 1. Description of Business

The Company was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General corporation Law of Delaware. The Company initially was involved in the development of oil and gas properties. After the consummation of a series of corporate acquisitions specified more completely under the caption "Development of the Company" at Item 16 of this Prospectus, the nature of the Company's business changed from development of oil and gas properties to the business of facilitating the consumption of information, products and services via the Internet. To this end, the Company currently provides Internet users with a one-stop information index to the top Internet guides, which allows users to view and then quickly select the best guide for their needs based on their choice of information subject. The Company's services allow Internet users to locate their subject categories easily and provides them with the freedom to roam back and forth from guide to guide. For example, inside the Company's Internet golf environment, the Company has packaged all of the top Internet guides to golf, such as Yahoo!, Excite and Lycos.

Development of the Company. TopClick International, Inc., a Delaware corporation formerly named Galveston Oil & Gas, Inc. ("Company"), was incorporated in the State of Delaware on October 3, 1996. The Company changed its name to TopClick International, Inc. on or about February 5, 1999 by filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State. Pursuant to an Acquisition Agreement dated January 28, 1999, the Company acquired all of the shares of TopClick Corporation, a Delaware corporation incorporated on July 8, 1998 (previously defined in this Prospectus as "TC") which, in turn, had previously acquired certain assets from E.Z.P.C. Canada Inc., which was incorporated on September 28, 1994, under the Canada Business Corporations Act with one common share owned by Helpful By Design, Inc., a Canadian federal jurisdiction corporation ("HBD"). The Acquisition Agreement was part of a Financing Agreement specified more completely below. TC is now a wholly-owned subsidiary of the Company.

As consideration for the exchange, assignment, transfer, conveyance, setting over and delivery of the shares of TC, the Company issued 8 shares of its $.001 par value common stock for every 7 shares of TC $.001 par value common stock. This exchange value was determined by negotiations between the Company, TC , and Sonora Capital Corporation ("Sonora"), and was approved by a majority of the shareholders of TC.

On or about July 14, 1998, the name of E.Z.P.C. Canada, Inc., was changed to TopClick (Canada) Inc. In September, 1998, HBD sold the TopClick website (which website is described more specifically below) and related assets, including the one common share of TopClick (Canada) Inc., to TC for the issuance of 7,000,000 shares of $.001 par value common stock of TC to HBD and forgiveness of indebtedness owed by HBD to TopClick (Canada) Inc. The TopClick website and related assets were valued by the Board of Directors of HBD ("HBD Board") at US$700,000 (all amounts are in United States currency unless otherwise specified.) The HBD Board valued the forgiveness of a debt in the amount of $480,000 in Canadian Dollars ("CDN$") at $315,789, at an exchange rate of approximately 1.52 CDN$ to one United States dollar. The HBD Board believes that total consideration for the sale of the TopClick website and related assets was, therefore, approximately $1,015,789. As part of this transaction, TC agreed to convert the shares of preferred stock held by shareholders of TopClick (Canada) Inc. into shares of common stock of TC.

On or about January 30, 1999, TC entered into a Financing Agreement with the Company, Sonora, HBD, and other parties whereby a group of investors represented by Sonora provided $2,000,000 to the Company. As part of a series of related transactions, HBD and the shareholders of TC transferred their shares of TC to the Company so that TC became a wholly-owned subsidiary of the Company. A copy of the Financing Agreement is attached as Exhibit 4 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 8, 1999. A copy of the Acquisition Agreement is attached to that Financing Agreement as Exhibit B thereto.

Business of the Company. As set forth above, the Company owns and operates the TopClick website, a unique information retrieval guide for Internet users. The TopClick website contains the first comprehensive Internet "superguide" to the major Internet guides, designed to help Internet users find the answers to their searches more quickly and effectively than they can through conventional single guides or search engines. TopClick makes it easy for Internet users to find their subjects and move back and forth from guide to guide without having to visit each guide's homepage and conduct individual searches. The TopClick website is located at the Internet address www.topclick.com. The TopClick website's features include "central keyword searching", which provides one-stop keyword searching across the top portal sites, including Yahoo!, Excite, Lycos, GoTo.com, Go Network, Ask Jeeves, Dogpile, Northern Light, Looksmart, Infoseek, Snap!, Webcrawler, AOL Netfind, HotBot and Alta Vista. The TopClick website also features top Internet brands across thousands of information subjects, organized into 51 easy-to-use information categories. The website currently houses over 8,000 top sites and anticipates adding additional top sites.

The Company has built and is continuing to develop a complex database of HTML links arranged into predefined categories and subjects across the top guides on the Internet. The TopClick guide currently includes links from Yahoo!, Excite, Lycos, Infoseek, Looksmart, Webcrawler, AOL, Snap! and Magellan. There are two principal ways to use the TopClick guide: (1) users can quickly click through three levels of information: Group, Category, and Subject. Users can then "click out" to any of the top Internet guides; or (2) alternatively, users can enter a keyword into the search panel and then click out to their choice of the top 12 search engines on the Internet.

In April, 1999 the Company reported that the usage of its website had increased significantly during the first period of 1999 and, in March alone, the Company served close to one million page views. The term "page view" means the accessing of a website page on the Internet. Often used by advertisers to gauge the "traffic", or frequency of visitation, on a specific website, the term "page view" differs from the Internet term "hit" in that a page view counts only the number of times a page has been accessed, while a "hit" counts the number of times that all the elements on a specific page, including graphics, have been accessed. Through its "top of the web" reference structure the Company sent many customers to popular destination sites like eBay, PCQuote, Hotmail, MotleyFool, Chat Planet and E-trade.

In May, 1999 the Company began an e-commerce initiative with LinkShare Corporation ("LinkShare"), whose software enables companies selling goods or services on the Internet to establish business partnerships through cross-selling and cross-referral agreements with other sites. In addition to providing technology, LinkShare tracks and verifies customer referrals and transactions and manages the related revenue structures. LinkShare currently services more than 150 retailers and manages a network of tens of thousands of affiliate sites. LinkShare is privately owned and headquartered in New York City, with offices in San Francisco and Denver. Additional information can be obtained at LinkShare's website at http://www.linkshare.com.

The Company believes that its participation in the LinkShare program will enable it to establish e-commerce relationships with over 150 existing electronic retailers, and to earn referral revenues through those relationships.

In the first phase of this  program,  the Company has been approved to integrate
e-commerce  offerings  from  1-800-  Flowers,  Borders.com,   Cyberian  Outpost,
Fashionmall, Florist.com, K-Tel, American Eagle Outfitters, and AudioBook.

Transition of Website. In March, 1999 the Company entered into a nonexclusive, nontransferable Master Service Agreement with Frontier GlobalCenter, Inc. ("Frontier") for Internet connectivity services, which obligated the Company to pay monthly bandwith charges, to purchase software and hardware (specifically, servers) to facilitate such services, and to lease monthly rack space to store those servers, all of which allowed the Company to move its website to allow for more rapid growth. Frontier specializes in scalable high-speed hosting services, and hosts many of the world's busiest websites, including Yahoo!, Netscape, Playboy, Pacific Bell, Quote.com, and USA Today. The Company has installed a high-speed server and software system together with a leading statistical analysis and tracking software solution from Marketwave Corporation of Seattle, Washington ("Marketwave"), all supported by a 12-month maintenance contract. Marketwave is a leading innovator in real-time Internet data mining and traffic analysis software, with more than 40,000 licensed corporate customers including industry names like Intel, Dell, AT&T, Cox Communications, Volvo and NBC Europe. The new hosting architecture incorporates a fully redundant system supported by a "high-availability" load-balancing solution which distributes peak traffic across the servers to improve performance.

Comparison of Results of Operations at June 30, 1999 and June 30, 1998. The Company's available cash increased from $55,737 at June 30, 1998 to $1,702,291 as a result of the Financing Agreement between TC, the Company, Sonora, HBD, and other parties, as specified more completely above. As the Company's financial statements specify, the Company uses Canadian Dollars as the functional currency, and assets and liabilities denominated in Canadian Dollars are translated into United States Dollars at the exchange rate of the respective balance sheet dates. Revenues and expenses denominated in foreign currency are translated at the weighted average exchange rate for the periods specified. These foreign currency translation adjustments resulted in a gain of $17,922, net of taxes, for the year ended June 30, 1999, as compared to no gain or loss to due foreign currency translation adjustments for the period from May 15, 1998 (date of inception) to June 30, 1998.

At June 30, 1999, approximately $1,667,370 of the Company's total cash was deposited with RBC Dominion Securities Limited ("RBC") earning interest at 3.75% per annum. RBC is a leading debt and equity underwriter in Canada and a member of the Royal Bank Financial Group, a global financial services group.

The Company had an accumulated deficit of $464,014 as at June 30, 1999, as compared to an accumulated deficit of $17,994 as at June 30, 1998, with a corresponding net loss of $462,603 for the year ended June 30, 1999, as compared to a net loss of $1,411 for the period May 15, 1998 (date of inception) to June 30, 1998. Most of this loss accrued from software development costs, which increased from zero during the period from May 15, 1998 (inception) to June 30, 1998, to $260,019 for the year ended June 30, 1999. These software development costs represent costs relating to the development of the Company's Internet website and related services.

The Company's expenditures for computer equipment increased from zero during the period May 15, 1998 (date of inception) to $67,166 during the year ended June 30, 1999. The Company's expenditures for furniture and office equipment also increased from zero during the period May 15, 1998 (date of inception) to $23,593 during the year ended June 30, 1999. During the year ended June 30, 1999, $10,075 of depreciation of the Company's computer equipment was capitalized as software development costs.

Employees. The Company and its subsidiaries currently have eight employees, all of which are full-time employees. Management of the Company anticipates using consultants for business, accounting, engineering, and legal services on an as-needed basis.

Key Employees. The Company's key employees are Chris Lewis, the President and Chief Executive Officer; Terry Livingstone, the Chief Operating Officer; Jason Wilkes, Vice President in charge of business development; and Rory Wadham, lead programmer.

Item 2. Description of Property.

Property held by the Company. As of the date specified in the following table, the Company held the following property:



================================================================================
                    Description of Property               June 30, 1999
                    -----------------------               -------------
          Cash                                              $1,702,291
--------------------------------------------------------------------------------
          Intellectual Property - software development      $  260,019
--------------------------------------------------------------------------------
          Property and Equipment                            $   78,324
================================================================================

The Company owns the TopClick website and all proprietary software incidental to the operation thereof. The Company has purchased additional domain names similar to TopClick in an attempt to prevent third parties from exploiting the TopClick brand name. On or about August 3, 1998, TC purchased office furniture and communications systems to furnish the Company offices located at Suite 200, 1636 West 2nd Avenue, Vancouver, British Columbia, Canada V6J 1H4. TC acquired office workstations and fixtures with an inventory value on that date of $74,000 for the actual purchase price of $22,000; a Telecomms System for $14,000; 10 personal computers, a laptop computer, and servers, for $23,700; software and databases for $29,000; 3 printers and personal computer accessories for $6,500; and an office security system for $1,700. As of March 31, 1999, the Company, after deducting accumulated depreciation, assigned a net book value of $54,285 to the Company's computer equipment and $24,521 to the Company's furniture and other office equipment.

The Company has become the successor-in-interest to TopClick (Canada) Inc.'s commercial lease for the premises located at #200-1636 W. Second Avenue in Vancouver, British Columbia. That lease commenced August 1, 1998 and expires July 31, 2001, and consists of approximately 3,500 square feet designated for use as Internet software and related business offices. The annual base rental is CDN$42,000, paid in monthly installments and subject to typical common area charges and pro rata tax charges. The Company shall have the right to renew the lease for a further 3 year period if the Company is not in default under the lease at the date of expiration.

Intellectual Property Strategy. The Company will attempt to protect its proprietary technology and domain names (see the discussion under the heading entitled "Name Identification" on Page 6 of this registration statement). The Company exclusively owns any and all software that it develops and retains the right to license its products to third parties. The Company may rely on a combination of copyright, NIS registration, trademark and trade secrecy laws, and confidentiality agreements with its employees and subcontractors, to protect its intellectual property rights in its products.

The Company  faces a challenge  unique to the software and  computing  industry.
While it is possible to protect a product's "look and feel", it is almost impossible for a company to protect its Internet and software features and functions. This means that another organization may elect to use the Company's products as prototypes or guides for their own development. This can drastically shorten a competitor's product development cycle. The Company intends to remain among the top innovators and most customer-focused providers of Internet information retrieval systems. This will require the Company to spend significant funds for continuing research and development activities. The Company regards its technology as proprietary and may attempt to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods, and has plans to seek a patent with respect to certain aspects of its searching and indexing technology. There can be no assurance that any patents that may issue from these applications will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. Failure of any patents to provide protection of the Company's technology may make it easier for the Company's competitors to offer technology equivalent to or superior to the Company's technology.

The Company also anticipates entering into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar technology independently. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Web makes it virtually impossible to control the ultimate destination of the Company's services. Policing unauthorized use of the Company's technology is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material and adverse effect on the Company's business, results of operations and financial condition.

Item 3. Legal Proceedings

Except as specified below, there are no legal actions pending against the Company nor are any such legal actions contemplated.

In March, 1999, the Company was informed that Allen Lees, a resident of British Columbia, was claiming an ownership interest in certain shares of common stock of Helpful By Design, Inc. ("HBD"). Mr. Lees claim to ownership of such HBD shares arises from consulting services which Mr. Lees was engaged to perform on behalf of HBD under its former name, Voxtech Communications, Inc. , beginning in or about 1993. HBD disputes Mr. Lees' claim of ownership to those HBD shares. The Company has become involved in this dispute because in September, 1998, HBD sold certain assets, including a website, to one of the Company's subsidiaries, TopClick Corporation ("TC"), for, among other consideration, the issuance of 7,000,000 shares of $.001 par value common stock of TC. TC later entered into a stock exchange agreement with the

Company which provided, among other things, that, as consideration for the exchange, assignment, transfer, conveyance, setting over and delivery of the shares of TC to the Company, the Company issued 8 shares of its $.001 par value common stock for every 7 shares of TC $.001 par value common stock.

Mr. Lees has filed a lawsuit in the Supreme Court of British Columbia seeking to force conversion of approximately 500,000 HBD shares into shares of the Company's common stock. In addition to HBD, the Company and its Chief Executive Officer, Chris Lewis, have also been named as defendants in this lawsuit. The Company intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

The Company participates in the OTC Bulletin Board, an electronic quotation medium for securities traded outside the Nasdaq Stock Market. The Company's common stock trades on the OTC Bulletin Board under the trading symbol "TOCK". The Company's common stock has closed at a low of approximately 0.38 and a high of 8.125 for the 52-week period ending September 30, 1999. This market is extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock.

There are approximately 2,000 holders of the Company's common stock. There have been no cash dividends declared on the Company's common stock since the Company's inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.

Item 6. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD- LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO

REPRESENTATION,   GUARANTY,   OR  WARRANTY   IS  TO  BE   INFERRED   FROM  THOSE
FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSE FORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Overview. The Company's primary source of revenue and only external source of liquidity is the sale of stock and financing from third party lenders. On or about January 30, 1999, the Company entered into a Financing Agreement which provided the Company with $2,000,000. The Company believes that it may be able to acquire additional financing at commercially reasonable rates; however, there can be no assurance that the Company will be able to obtain additional financing at commercially reasonable rates, or at all. The Company has expended, and will continue to expend in the future, substantial funds on the research and development of its products and services. The failure of the Company to obtain additional financing would significantly limit or eliminate the Company's ability to fund its research and development activities, which would have a material adverse effect on the Company's ability to continue to compete with other Internet directory service providers. The Company has not yet realized any revenue from operations.

Company's  Plan of Operation  for Next 12 Months.  On June 4, 1999,  the Company
announced that it had added twenty high profile Internet retailers to the development of its e-commerce environment in preparation for the launch of the TopClick Marketplace, a packaged e-commerce shopping environment that will be offered on the Company's homepage. Retail brands include Ameritech, Travelocity, Barnsandnoble.com, Priceline, and Reel.com, which have been made available through the affiliate network Be Free, Inc. On June 9, 1999, the Company announced that it had added Dell and Amazon.com to its e-commerce package. The Company recently joined the Amazon.com Associates Program, a leading selling program on the Internet, which the Company believes has more than 260,000 members. The Company is continuing discussions with additional Internet retailers and anticipates continuing to add established Internet retailers to its packaged e-commerce shopping environment.

In May, 1999 the Company began an e-commerce initiative with LinkShare, which, the Company believes, will enable the Company to establish various e-commerce relationships. The Company anticipates that it will market itself to the Internet community as a clearinghouse and an encyclopedia of quality Internet guides. The Company believes that it will continue to develop increased website traffic and bases its anticipated increase in monthly traffic volumes, in part, on the increase of its website traffic by 1200 percent in the first quarter of 1999, and on the Company's belief that the Internet will continue to grow at a significant rate, and the Company's plans to establish e-commerce agreements with strategic partners. The overall marketing plan for the Company's products and services is based on two separate promotional phases: (1) the Initial Site Launch Plan and (2) the Market Development Plan.

Initial Site Launch Plan. The Company anticipates that it will launch multiple online tactical programs to create awareness of the Company's websites and services with the goal of inducing potential clients to visit the Company's websites, where demonstrations of the Company's products and services will be displayed. The Company believes that by keeping the information current, subscribers will return to the Company's websites, the ultimate goal being increased usage over time.

The Company believes that over 80% of all Internet searches originate through the top 8 guides. The Company intends to submit its website to those top 8 guides and to use an automated software package to submit the TopClick website to the other 1,000 guides on the Internet. The Company's objective is to build the Company's websites and brands into well-known Internet properties. The Company will concentrate on disseminating information about its products and services to specific opinion-forming communities, such as teachers and marketing professionals via e-mail announcements.

Market Development Plan. The Company contemplates that it will establish channel development programs to Internet service providers, cable companies, telephone companies, satellite companies and web television businesses, with the intention of placing a link to TopClick in their software, as a starting point for those new Internet users.

A "link" is a selectable connection from one word, picture, or information object to another on the Internet. The most common form of link is the highlighted word or picture that can be selected by the user (with a mouse or in some other fashion), resulting in the immediate delivery and view of another file. The highlighted object is often referred to as an "anchor". The anchor reference and the object referred to constitute a hypertext link. The Company anticipates that it will seek logo and URL linking arrangements with targeted sites. The Company intends to develop "tell-a-friend" extensions to the TopClick site to make it easy for existing users to electronically tell friends about the Company's services.

Developing Site Traffic. The Company believes that it must develop volume traffic on its site in order to be successful. Once traffic volume has been established, the Company believes that it will become a distribution point for advertisers and will develop opportunities to participate in sponsorship agreements, electronic commerce agreements and joint marketing ventures. The Company intends to build its initial equity value measured by traffic (that is, page views) and then intends to develop multiple revenue streams as a broker of diverse audience interests. There is no assurance, however, that the Company will build an equity base which will be considered worth acquiring. Initially, the Company will offer its products and services free to its customers, strategic partners and media partners.

In keeping with this strategy, the Company will concentrate its marketing efforts on increasing site traffic. Promotional space and other content on the site will be provided free to content partners, to increase traffic. The Company intends to form strategic relationships with the existing top Internet guides, including providing free content links to areas of their sites that those guides want to promote (for example, by providing free content links to the Yahoo Golf Guide). Through the use of free space inside the TopClick guide, the Company intends to develop a database of advertising contacts, media contacts, and Internet guide contacts. At the same time, the Company will attempt to increase volume to the Company's site using an integrated marketing communications program to existing and new Internet users. The Company further intends to develop piggy-back marketing programs and cross-promotional opportunities with other online media. The TopClick guide will be offered free to users, strategic partners (such as existing Internet guides) and other media partners.

Name Identification. The Company has purchased additional domain names and will attempt to prevent third parties from adopting names similar to TopClick. The Company has entered into various domain name registration agreements for Topsearches.com, Mytopclick.com, Topclicking.com, Topclick-Inc.com, Topclickinc.com, Top-Clicks.net, Topclick.net, Topclicks.net, Topclicks.com, Top-click.com, Top- clicks.com, Top-click.net, Lookmarks.com with Network Solutions, Inc. ("NSI"). NSI is responsible for the registration of second-level Internet domain names in the top level COM, ORG, NET, and EDU domains. NSI registers these second-level domain names on a first come, first served basis. By registering a domain name, NSI does not determine the legality of the domain name registration, or otherwise evaluate whether that registration or use may infringe upon the rights of a third party. Effective February 25, 1998, NSI revised its domain name dispute policy which provides, among other things, that if a registrant files a civil action related to the registration and use of a domain name, and provides NSI with a copy of the file-stamped complaint, NSI will maintain the status quo ante of the domain name record pending a final or temporary decision of that court. In such cases, NSI will deposit control of the domain name into the registry of the court by supplying the registrant with the registry certificate for deposit. While the domain name is in the registry of the court, NSI will not make any changes to the domain name record unless ordered by the court.

The Company believes that this revision to NSI's domain name dispute policy will discourage frivolous claims against the domain names held by the Company. Domain name registrations are effective for two years and may be renewed year-to-year thereafter.

Expanding Internet Markets. Nua, one of Europe's leading online consultants and developers, estimates that there were approximately 100 million Internet users worldwide in January, 1998. According to a recent report in Computer Intelligence, the growth rate of Internet users may have increased by as much as 30% in 1998. The Company anticipates that it may benefit from that growth; however, no guaranty can be provided that such will occur.

According to reports in trade magazines such as Computer Intelligence, North American Internet users represent more than 80% of all users. Until a year ago, almost 99% of the 13 million servers hooked to the Internet were distributed throughout North America, Western Europe and Japan. Internet advertising revenue has grown significantly since 1996, and, in 1998, approached the total advertising revenue for all domestic national newspaper revenues. Most analysts predict that this significant growth rate will continue through the year 2000. Netscape World recently predicted that Internet advertising revenues will surpass those of all domestic national newspaper revenues by this year. The
Company should benefit from such growth; however, no guaranty can be provided that the Company will so benefit.

State of Readiness for Y2K. The Company has performed an assessment of the Company's information technology ("IT") systems as well as its non-IT systems (such as embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry) relating to the Y2K problems previously referenced herein. The Company evaluated all hardware and software for Y2K compliance by using sources from the Internet, by contacting manufacturers, and by contacting third party suppliers of phone systems and security systems. Additionally, the Company reviewed product documentation for Y2K compliance where such was available.

The in-house workstations of Company employees and subcontractors are Pentium Personal Computers which utilize Windows 95 and Office 97+ software. The Company believes that all critical applications of that software are Y2K compliant. The Company has one additional workstation which is also Y2K compliant.

Built on a UNIX platform, the server hardware and software for the webserver environments used to host and serve the TopClick website are also Y2K compliant. After conducting testing and evaluation, the Company believes that its phone system, its Network Hub, its power backup systems and its security system are all Y2K compliant. The Company's facsimile machine, however, is not Y2K compliant.

Cost to Address the Company's Y2K Issues. The only significant equipment replacement cost the Company anticipates is approximately CDN$600 (CDN$600 is approximately US$392.16) to replace the Company's facsimile machine. The Company does not anticipate any additional upgrade, replacement, or equipment servicing charges to become Y2K compliant. The Company will monitor external service providers through the Year 2000 at a cost of approximately CDN$125.00 (approximately US$81.70). Therefore, based on current estimates, the costs of addressing this issue are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. The potential impact of the Y2K issue on significant customers, vendors and suppliers of the Company cannot be reasonably estimated at this time.

The Company's Contingency Plans. To prevent electrical failures from adversely affecting the Company's operations, the Company performs regularly scheduled data backups and connects its computer system to backup power systems. Through the Year 2000, the Company will continue to communicate with its electrical and telecommunications providers to remain informed about (I) the status of such suppliers' Y2K compliance, and (ii) the potential impact that the failure of these suppliers to become Y2K compliant will have on the Company.

Employees. During the next 12 months, depending on the success of the Company's market expansion plan, the Company may be required to hire up to 20 additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7. Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and principal executive officers of the Company are as specified on the following table:


==================================================================================================
    Name                        Age                                 Position
--------------------------------------------------------------------------------------------------
                                               President, Chief Executive Officer, Chairman of the
Chris Lewis                     42             Board of Directors.
--------------------------------------------------------------------------------------------------
Terry Livingstone               53             Chief Operating Officer
--------------------------------------------------------------------------------------------------

Biographical Information on Company's Officers and Directors:

President, Chairman of the Board and Chief Executive Officer. Chris Lewis is the Company's President and Chief Executive Officer, as well as Chairman of the
Board of Directors. Mr. Lewis developed the TopClick Guide concept and has responsibility for the strategic planning relating to the products and services currently under development by the Company. Mr. Lewis has significant experience in business planning and marketing and has participated in the development and commercial exploitation of 19 products, including the world's first alphanumeric paging service. His marketing and communications experience includes small regional direct mail advertising campaigns to full national television advertising campaigns supported by print advertising, outdoor poster activities, product design and packaging, 1-800 telephone response facilities and full media launch presentations.

During the past 25 years Mr. Lewis has held sales and marketing management positions in a number of industries, including men's fashion clothing, mobile communications, telecommunications, computer software and Internet applications, and the Do-It-Yourself handyman industry.

In 1987 he was selected as one of eight managers (in a company employing 185,000 people) to attend the Accelerated Business Degree in Business Planning, International Marketing and Marketing Communications (a sub-MBA program) from the Chartered Institute of Marketing. In 1989, working with Paul Fifield, a European marketing strategist (now a member of the Company's advisory board), Mr. Lewis developed a new approach to market segmentation called "Context Marketing" which British Telecom tested in a customer research program and then implemented as a principal methodology in its marketing approach.

In 1992 Mr. Lewis emigrated from London, England to join his family in Western Canada, leaving a position he had held for 6 years at British Telecom as a strategic marketing manager for personal communications. At British Telecom he served as the company representative on a multi-company and university Pan-European Study of Global Social Change to identify the changing customer attitudes, values and expectations that drive consumer purchase behavior. He also worked on several corporate business initiatives as a Marketing Futurist including personal communications, broadband networks, and other specialized projects. From 1993 to 1998, Mr. Lewis was President of Helpful By Design, Inc., a Vancouver, British Columbia-based software and Internet design and development firm. From June 1998 to date, Mr. Lewis was President and Chief Executive Officer of TopClick Corporation, an Internet design and development firm also located in Vancouver, British Columbia.

Chief Operating Officer. Terry Livingstone was recently appointed Chief Operating Officer of the Company. Prior to this appointment, from June 1998 to April 1999, Mr. Livingstone was the Western United States and Canada Project Manager for Nortel Networks, and was responsible for managing complex telecommunications and multiple Internet-related projects with up to 50 staff under his co-ordination, including the areas of computer operations, programming, systems analysis, design and project implementation. From September 1997 to May 1998 and prior to working for Nortel Networks, Mr. Livingstone was a Senior Project Manager with MacDonald Dettwiler, where he oversaw projects in Taiwan, Egypt, and North America for DGPS and radar surveillance systems. From 1993 to 1997, he held various project management and related positions with various companies in Canada, including Helpful By Design, Inc. from June 1996 to July 1997, and Nortel (Northern Telecom) from February 1996 to June 1996. Mr. Livingstone was self-employed from 1994 through June 1996, worked with Glenayre Electronics in Vancouver, British Columbia from 1992 to 1993, and with an IBM business partner, GRSI, from 1989 through 1992. He also worked at Wang Canada from 1986 to 1989, where he managed multiple development teams and projects in Saudi Arabia and the Philippines in planning, organizing, controlling and implementing turnkey nationwide systems.

Item 10. Executive Compensation.

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to the Chief Executive Officer of the Company and the other executive officers of the Company whose total annual salary and bonus is anticipated to exceed $50,000 during the year ending December 31, 1999. The Board of Directors of the Company may adopt an incentive stock option plan for its executive officers which would result in additional compensation.

                                                   SUMMARY COMPENSATION TABLE
                                                       ANNUAL COMPENSATION
                                             ---------------------------------------
                Name                                                                              Other Annual         All Other
       and Principal Position                          Year         Salary($)      Bonus($)       Compensation($)   Compensation($)
----------------------------------                    ------        --------       -------        ---------------   ---------------

          Chris Lewis,                                  1999        $144,000        None              None        None
          President and Chief Executive
          Officer

          Terry Livingstone                             1999        $100,000        None              None        None
          Chief Operating Officer


Compensation of Directors. The Company anticipates that the Board of Directors of the Company will approve a stock option and compensation plan for non-executive directors (that is, directors who do not also serve as executive officers of the Company). The Company anticipates that those non-executive directors shall receive shares of the Company's $.001 par value common stock worth $5,000 each quarter, and an additional $1,250 per quarter designated as a "meeting attendance fee". Therefore, the total compensation paid to each non-executive director shall be equivalent to $25,000 annually. The Company does not presently have any non-executive directors.

Beginning in the first quarter of 1999, Chris Lewis, the President and a director of the Company, has received $12,000 per month as compensation for his services as a director and executive officer, and Mr. Livingstone has received approximately $8,350 per month as compensation for his services as an executive officer. Neither Mr. Lewis nor Mr. Livingstone has earned, or is entitled to, any stock options, stock appreciation rights, stock-based compensation or other forms of non-cash compensation in lieu of a portion of this anticipated annual compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of June 30, 1999 by (I) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group.

                       Name and Address           Amount and Nature
Title of Class       of Beneficial Owner         of Beneficial Owner      Percent of Class
                     -------------------       -----------------------    ----------------

$.001 Par Value         Chris Lewis            Officer and Director           40.27%
Common Stock            1636 W. 2nd St.        5,280,571 common shares
                        Vancouver, B.C.

$.001 Par Value         Terry Livingstone      Chief Operating Officer;       1.75%
Common Stock            1636 W. 2nd St.        229,675 common shares
                        Vancouver, B.C.

$.001 Par Value                                All directors and named        42.02%
Common Stock                                   executive officers as a
                                               group

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of the Company's common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's common stock indicated as beneficially owned by them.

Changes in Control. Management of the Company is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(C) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions. Pursuant to a Financing Agreement dated January 28, 1999, the Company acquired all of the shares of TopClick Corporation, a Delaware corporation incorporated on July 8, 1998 (previously defined in this Prospectus as "TC") which, in turn, had previously acquired certain assets from E.Z.P.C. Canada Inc., which was incorporated on September 28, 1994, under the Canada Business Corporations Act with one common share owned by Helpful By Design, Inc., a Canadian federal jurisdiction corporation ("HBD"). Chris Lewis, the Chief Executive Officer of the Company, was a significant shareholder of HBD. TC is now a wholly-owned subsidiary of the Company.

As consideration for the exchange, assignment, transfer, conveyance, setting over and delivery of the shares of TC, the Company issued 8 shares of its $.001 par value common stock for every 7 shares of TC $.001 par value common stock. This exchange value was determined by negotiations between the Company, TC, and Sonora Capital Corporation ("Sonora"), and was approved by a majority of the shareholders of TC.

On or about July 14, 1998, the name of E.Z.P.C. Canada, Inc., was changed to TopClick (Canada) Inc. In September, 1998, HBD sold the TopClick website (which website is described more specifically below) and related assets, including the one common share of TopClick (Canada) Inc., to TC for the issuance of 7,000,000 shares of $.001 par value common stock of TC to HBD and forgiveness of indebtedness owed by HBD to TopClick (Canada) Inc. The TopClick website and related assets were valued by the Board of Directors of HBD ("HBD Board") at US$700,000 (all amounts are in United States currency unless otherwise specified.) The HBD Board valued the forgiveness of a debt in the amount of $480,000 in Canadian Dollars ("CDN$") at $315,789, at an exchange rate of approximately 1.52 CDN$ to one United States dollar. The HBD Board believes that total consideration for the sale of the TopClick website and related assets was, therefore, approximately $1,015,789. As part of this transaction, TC agreed to convert the shares of preferred stock held by shareholders of TopClick (Canada) Inc. into shares of common stock of TC.

The September, 1998 transaction between the Company's wholly-owned subsidiary, TC, and HBD was not the result of arm's-length negotiations. The TopClick website and related assets were valued by the Board of Directors of HBD ("HBD Board") at $700,000. The HBD Board valued the forgiveness of a debt in the amount of CDN$480,000 at $315,789, at an exchange rate of 1.52 Canadian dollars to one United States dollar. The HBD Board believes that total consideration for the sale of the TopClick website and related assets was, therefore, approximately $1,015,789. However, the real cost to HBD of designing, developing and building the TopClick website, assembling the development personnel, and developing a business plan and strategy for the TopClick website, during a period of approximately 18 months, was approximately CDN$1,000,000. Therefore, the sale resulted in a profit of approximately 50% to HBD. As specified previously herein, a significant number of shares of HBD were owned by Chris Lewis, the Chief Executive Officer of the Company.

At March 31, 1999, $36,000 in contract fees were accrued for services rendered to TopClick Canada Inc. by Chris Lewis, the Chief Executive Officer of the Company.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.

3.1       Certificate of Incorporation
          (Charter Document)*

3.2       Amendment to Certificate of Incorporation
          (Charter Document)*

3.3       Bylaws*

4.        Instruments Defining the Rights of Holders (not applicable)

9.        Voting Trust Agreement - Not Applicable

10.1      Financing Agreement
          (material contract)**

10.2      Frontier GlobalCenter, Inc. Agreement
          (material contract)*

11.       Statement Re: Computation of Per Share Earnings(Loss)

15.       Letter on Unaudited Interim Financial Information

18.       Letter on Change in Accounting Principles (Not applicable)

19.       Reports Furnished to Security Holders (Not applicable)

21.       Subsidiaries of the Registrant

22.       Published Report Regarding Matters Submitted to Vote (not applicable)

23.1      Consent of Auditors

23.2      Consent of Counsel*

24.       Power of Attorney is included on Signature Page*

27.       Financial Data Schedule*

99.       Additional Exhibits (not applicable)

*Previously filed as Exhibits to Registration Statement on Form SB-2 filed with the Commission on July 8, 1999.

     (b) Reports on Form 8-K

          The Company has not filed any reports on Form 8-K with the Commission.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, on October 8, 1999.


                                                   TopClick International, Inc.,
                                                   a Delaware corporation

                                                   By:  /s/ Chris Lewis
                                                        ------------------------
                                                   Its: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chris Lewis
    ------------------------
    Director

                          TOPCLICK INTERNATIONAL, INC.

                      (Formerly Galveston Oil & Gas, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

              AS OF JUNE 30, 1999 AND 1998, AND FOR THE YEAR ENDED

                 JUNE 30, 1999 AND THE PERIOD FROM MAY 15, 1998

                          (INCEPTION) TO JUNE 30, 1998

                             (UNITED STATES DOLLARS)

                          TOPCLICK INTERNATIONAL, INC.

                      (Formerly Galveston Oil & Gas, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

              AS OF JUNE 30, 1999 AND 1998, AND FOR THE YEAR ENDED

                 JUNE 30, 1999 AND THE PERIOD FROM MAY 15, 1998

                          (INCEPTION) TO JUNE 30, 1998

                             (UNITED STATES DOLLARS)



                                                                 PAGE

REPORT OF INDEPENDENT AUDITORS

CONSOLIDATED BALANCE SHEET                                          1

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY                      2

CONSOLIDATED STATEMENT OF OPERATIONS                                3

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS                        4

CONSOLIDATED STATEMENT OF CASH FLOWS                              5-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                   7-13

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders
Of Topclick International,  Inc.

We have audited the accompanying consolidated balance sheet of Topclick International, Inc. (Formerly Galveston Oil & Gas, Inc.) (a development stage company) as at June 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1999 and for the period from May 15, 1998 (inception) to June 30, 1998. These consolidated financial statements are the responsibility on the Company's management. Our responsibility is to express an opinion on theses consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 1999 and 1998 and the consolidated results of its operations, shareholders' equity and cash flows for the year ended June 30, 1999 and for the period from May 15, 1998 (inception) to June 30, 1998, in conformity with generally accepted accounting principles in the United States of America.


Vancouver, BC
September 1,  1999                                         Chartered Accountants

                          TOPCLICK INTERNATIONAL, INC.
                     (Formerly Galveston Oil and Gas, Inc.)
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1999
       AND FOR THE PERIOD FROM MAY 15, 1998 (INCEPTION) TO JUNE 30, 1998


                                                                      TOPCLICK INTERNATIONAL, INC.
                                                                      (Formerly Galveston
                                        TOPCLICK CORPORATION          Oil & Gas, Inc.)
                                        Common          Common        Common       Common
                                        Shares          Stock         Shares       Stock
                                        --------------------------------------------------------
Balance, May 15, 1998 (inception)             --             --        2,450,000   $     2,450

Net loss for the period                       --             --             --            --
                                        --------------------------------------------------------

Balance, June 30, 1998                        --             --        2,450,000         2,450

Issued for acquisition of internet
Property                                 6,972,774        148,550           --            --

Issued for acquisition of Topclick
(Canada) Inc.                              514,929         51,758           --            --

Issued for services rendered                20,000         20,000           --            --

Issued for cash                            192,297        255,490           --            --

Issued and surrendered in
Acquisition of Topclick
International, Inc. (reverse merger)    (7,700,000)      (475,798)     8,800,000         8,800

Issued for cash                               --             --        2,157,473         2,157

Cumulative translation adjustment             --             --             --            --

Net loss for the period                       --             --             --            --
                                        --------------------------------------------------------

Balance, June 30, 1999                        --      $      --       13,407,473   $    13,407
                                        --------------------------------------------------------

                                                                   DEFICIT
                                                                   ACCUMULATED   TOTAL
                                        ADDITIONAL   CUMULATIVE    DURING THE    SHAREHOLDERS'
                                        PAID-IN      TRANSLATION   DEVELOPMENT   EQUITY
                                        CAPITAL      ADJUSTMENT    STAGE         (DEFICIT)
                                       -------------------------------------------------------
Balance, May 15, 1998 (inception)      $    17,456          --         (16,583)         3,323

Net loss for the period                       --            --          (1,411)        (1,411)
                                       -------------------------------------------------------

Balance, June 30, 1998                      17,456          --         (17,994)         1,912

Issued for acquisition of internet
Property                                      --            --            --          148,550

Issued for acquisition of Topclick
(Canada) Inc.                                 --            --            --           51,758

Issued for services rendered                  --            --            --           20,000

Issued for cash                               --            --            --          255,490

Issued and surrendered in
Acquisition of Topclick
International, Inc. (reverse merger)       450,415          --          16,583           --

Issued for cash                          1,997,843          --            --        2,000,000

Cumulative translation adjustment             --          17,922          --           17,922

Net loss for the period                       --            --        (462,603)      (462,603)
                                       -------------------------------------------------------

Balance, June 30, 1999                 $ 2,465,714   $    17,992   $  (464,014)   $ 2,330,029
                                       -------------------------------------------------------


                                                                              2.

        See accompanying notes to the consolidated financial statements

                          TOPCLICK INTERNATIONAL, INC.
                      (Formerly Galveston Oil & Gas, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                          AS AT JUNE 30, 1999 AND 1998


                                     ASSETS

                                                                       June 30,           June 30,
                                                                         1999               1998
CURRENT
    Cash  (Note 4)                                                    $ 1,702,291        $    55,737
    Goods and Services Tax  Receivable                                     16,414               --
                                                                      -----------        -----------

                                                                        1,718,705             55,737

PROPERTY, PLANT AND EQUIPMENT ( Note 3)                                    78,324               --
SOFTWARE DEVELOPMENT COSTS (Note 5)                                       260,019               --
                                                                      -----------        -----------

                                                                      $ 2,057,048        $    55,737
                                                                      ===========        ===========
                                   LIABILITIES

CURRENT
        Accounts payable                                              $    23,569        $     2,100
        Due to director                                                       450                100
                                                                      -----------        -----------

                                                                      $    24,019        $     2,200
                                                                      -----------        -----------
                              SHAREHOLDERS' EQUITY

Preferred shares, $.001 par value, 20,000 shares
   authorized, none issued and outstanding
Common shares, $.001 par value, 99,980,000 shares
  authorized, 13,407,473 and 2,450,000 issued and outstanding              13,407              2,502

Additional paid - in capital                                            2,465,714             69,029
Cumulative translation adjustment                                          17,922               --
Deficit accumulated during development stage                             (464,014)           (17,994)
                                                                      -----------        -----------

                                                                        2,033,029             53,537
                                                                      -----------        -----------

                                                                      $ 2,057,048        $    55,737
                                                                      ===========        ===========

                          TOPCLICK INTERNATIONAL, INC.
                      (Formerly Galveston Oil & Gas, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED JUNE 30, 1999 AND FOR THE PERIOD
                 FROM MAY 15, 1998 (INCEPTION) TO JUNE 30, 1998


                                                                 Period from
                                                                  May 15,1998
                                              Year ended          (Inception)
                                               June 30,           to June 30,
                                                 1999                1998
 EXPENSES
         Contract fees                       $    193,264        $       --
         Accounting and legal                      79,674               1,379
         Consulting fees                           33,789                --
         Investment referral fees                  27,394                --
         Wages and benefits                        25,643                --
         Office expenses                           22,174                --
         Rent                                      22,127                --
         Meals and entertainment                   14,503                --
         Internet services                         13,210                --
         Travel                                    12,014                --
         Software                                   8,941                --
         Telephone                                  8,524                --
         Education                                  6,039                --
         Automobile                                 4,775                --
         Advertising                                4,603                --
         Depreciation                               2,360                --
         Utilities                                  1,759                --
         Insurance                                  1,582                --
         Interest and bank charges                    305                  32
--------------------------------------------------------------------------------
                                                  482,680               1,411

 LOSS FROM OPERATIONS                            (482,680)             (1,411)
--------------------------------------------------------------------------------

 OTHER ITEMS
         Interest income                           24,055                --
         Write-off deferred charges                (3,978)               --
--------------------------------------------------------------------------------
                                                   20,077                --

 NET LOSS FOR THE PERIOD                     $   (462,603)       $     (1,411)
--------------------------------------------------------------------------------

 LOSS PER SHARE                              $      (0.04)       $      (0.00)
--------------------------------------------------------------------------------

 WEIGHTED AVERAGE SHARES                       12,000,682           2,450,000
                                             ============        ============

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
               FOR THE YEAR ENDED JUNE 30, 1999 AND FOR THE PERIOD
                 FROM MAY 15, 1998 (INCEPTION) TO JUNE 30, 1998


                                                               Period from
                                                               May 15, 1998
                                                   Year ended  (Inception)
                                                    June 30,    to June 30,
                                                      1999        1998

NET LOSS FOR THE PERIOD                            $(462,603)   $  (1,411)

OTHER COMPREHENSVIE INCOME (LOSS) , Net of tax:
        Foreign currency translation adjustments      17,922         --
                                                   ---------    ---------

COMPREHENSIVE LOSS FOR THE PERIOD                  $(444,681)   $  (1,411)
                                                   =========    =========

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEAR ENDED JUNE 30, 1999 AND FOR THE PERIOD
                 FROM MAY 15, 1998 (INCEPTION) TO JUNE 30, 1998

                                                                                               Period from
                                                                                              May 15, 1998
                                                                       Year ended              (Inception)
                                                                         June 30,              to June 30,
                                                                           1999                   1998
CASH PROVIDED BY (USED FOR)
        OPERATING ACTIVITIES
               Net (loss) for the period                               $  (462,603)            $    (1,411)
               Items not involving cash:
               Write-off of deferred charges                                 3,978                    --
               Depreciation                                                  2,360                    --
               Issuance of shares for contract fees                         20,000                    --
               Changes in non-cash working capital                                                    --
               Accounts payable                                             21,469                   2,100
               Goods and Services Tax receivable                           (16,414)                   --
               Due to director                                                 350                     100
----------------------------------------------------------------------------------------------------------
                                                                          (430,860)                    789

       FINANCING ACTIVITIES
               Proceeds from Issuance of common stock                    2,269,567                  51,625
----------------------------------------------------------------------------------------------------------

                                                                         2,269,567                    --
        INVESTING ACTIVITIES

               Acquisition of property, plant and equipment                (90,759)                   --
               Software development costs                                 (101,394)                   --
----------------------------------------------------------------------------------------------------------
                                                                          (192,153)                   --

INCREASE IN CASH                                                         1,646,554                  52,414
                                                                         ---------             -----------


CASH,  BEGINNING OF PERIOD                                                  55,737                   3,323
                                                                         ---------             -----------

CASH,  END OF PERIOD                                                   $ 1,702,291             $    55,737
----------------------------------------------------------------------------------------------------------

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999
                               AND FOR THE PERIOD
                 FROM MAY 15, 1998 (INCEPTION) TO JUNE 30, 1998

                                                                                                      Period from
                                                                                                      May 15, 1998
                                                                                     Year ended       (Inception)
                                                                                       June 30,        to June 30,
                                                                                        1999              1998
Interest Paid                                                                         $    --            $  --
Income taxes paid                                                                          --               --
---------------------------------------------------------------------------------------------------------------

                                                                                      $    --            $  --
---------------------------------------------------------------------------------------------------------------

     Supplemental Disclosure of Non-Cash Investing and Financing Information

Acquisition of assets for issuance of common stock:

                 Software development costs                                           $ 148,550          $  --
                 Topclick (Canada) Inc.                                                  51,758             --
                 Issuance of common stock                                              (200,308)            --
---------------------------------------------------------------------------------------------------------------
                                                                                      $    --            $  --
---------------------------------------------------------------------------------------------------------------

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 1    BUSINESS DESCRIPTION

          Topclick International, Inc. (formerly Galveston Oil & Gas, Inc. ) (a development stage company), "the Company", was incorporated on October 3, 1996 under the laws of the state of Delaware in United States of America. Pursuant to the agreement described in Note 7, the Company had a change of control, as such, the nature of the business is changed from development of oil and gas properties to the business of operating an Internet Website.

          Topclick International, Inc. purchased 100% of Topclick Corporation pursuant to the stock exchange agreement dated February 10, 1999. This has been accounted for as a reverse acquisition of the Company by Topclick Corporation.

          Topclick Corporation was incorporated under the laws of Delaware on July 8, 1998. Effective July 8, 1998, Topclick Corporation acquired 100% of Topclick (Canada) Inc. which is a company under common control and as such the business combination has been accounted for at historical costs in a manner similar to that in a pooling of interests.

          Topclick (Canada) Inc. was incorporated under the laws of the Canada Business Corporation Act and commenced operations (deemed date of inception) on May 15, 1998.

          In addition, Topclick Corporation purchased certain Internet assets from Helpful by Design Inc. which is also under common control. This has been accounted for at predecessor historical costs.

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements are expressed in U.S. Dollars, have been prepared in accordance with accounting principles generally accepted in United States and include the following significant accounting policies:

          Consolidation

          The consolidated financial statements of the Company include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary Topclick Corporation. The consolidated financial statements of Topclick Corporation also include accounts of its wholly-owned subsidiary, Topclick (Canada) Inc. All significant inter-company transactions have been eliminated.

          As described in Note 7, Topclick International, Inc. acquired all of the outstanding common shares of Topclick Corporation. For accounting purposes, the acquisition has been treated as the acquisition of Topclick International, Inc. with Topclick Corporation as the acquiror (reverse acquisition). The historical financial statements prior to February 10, 1999 are those of Topclick Corporation consolidated. Pro-forma information giving effect to the acquisition as if the acquisition took place May 15, 1998 is not presented as the effects are immaterial.

          i) The consolidated financial statements of the combined entities are issued under the name of the legal parent (Topclick International, Inc.) but are considered a continuation of the financial statements of the legal subsidiary (Topclick Corporation).

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES (Continued)

          ii) As Topclick Corporation is deemed to be the acquiror for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values in the accounts of Topclick International Inc.

          Accounting Estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles of United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilites and disclosures in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

          Property, plant and equipment

          Property, plant and equipment are recorded at costs and are amortized in the following manner:

                Computers                       30% declining balance
                Furniture and equipment         20% declining balance

          In the year of acquisition, depreciation is calculated at one-half of the above-noted rates.

          Software Development Costs

          Software development costs represent costs relating to the development of the Internet website. These costs will be amortized upon the commercialization of the Internet website, over three years due to the nature of business in the of software technology industry.

          Loss Per Share

          Loss per share is provided in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS), "Earnings Per Share". Due to the Company's simple capital structure, only basic loss per share is presented. Basic loss per share is computed by dividing loss available to common shareholders by weighted average number of common shares outstanding for the period.

          Foreign currency translation

          The Company uses the local currency (Canadian Dollars) as the functional currency. Assets and liabilities dominated in the foreign functional currency are translated at the exchange rate of the balance sheet date. Translation adjustments are recorded as a separate component of the shareholders' equity. Revenues and expenses demoninated in foreign currency are translated at the weighted average exchange for the period.

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 2    SIGNIFICANT ACCOUTING POLICIES (Continued)

          Income Taxes

          The Company accounts for income taxes using the liability method. Under this method deferred income tax liabilities and assets are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or reduction of expenses between financial and tax reporting. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE 3    PROPERTY, PLANT AND EQUIPMENT


                                 Accumulated       Net Book
                     Cost        Depreciation        Value       Depreciation
                    ---------------------------------------------------------
 Computer           $67,166        $10,075          $57,091         $10,075
 Furniture and
   Equipment         23,593          2,360           21,233           2,360
                    -------------------------------------------------------

                    $90,759        $12,435          $78,324         $12,435
                    -------------------------------------------------------


          During the year ended June 30, 1999, $10,075 of depreciation of the computer was capitialized as software development costs.

NOTE 4    CASH

          At June 30, 1999, approximately $1,667,370 of the total cash is deposited with RBC Dominion Securities Limited (RBC). It carries interest at 3 3/4 per annum. It is management's intention to utilize this account as part of its operating bank account. RBC is Canada's leader in the investment industry. It is the leading debt and equity underwriter in Canada and is a member of the Royal Bank Financial Group. The Royal Bank is Canada's premier global financial services group with leading market share in personal and business banking, corporate and investment banking, and wealth management.

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 5    ACQUISITION OF SOFTWARE DEVELOPMENT COSTS (Continued)

          a) Effective July 8, 1998 and pursuant to the terms of the acquisition agreement dated September 15, 1998, Topclick Corporation (the legal subsidiary) acquired the Internet property from Helpful By Design Inc., a company under common control of a controlling shareholder of Topclick Corporation. The consideration given was 6,972,774 common shares. The software development costs acquired by Topclick Corporation from Helpful By Design Inc. are recorded at processor's costs of $148,550.


          b) Pursuant to the same agreement as above, Topclick Corporation acquired 100% of the outstanding shares of Topclick (Canada) Inc. from Helpful by Design Inc. for the issuance of 514,929 common shares of Topclick Corporation. The shares issued have been recorded at the amount of the net assets of Topclick (Canada) Inc. at the date of acquisition.

               The net assets of Topclick (Canada) Inc. at date of acquisition consists of the following:

               Cash                               $ 37,158
               Receivable                           16,000
               Accounts payable                     (1,400)
                                                  --------

                                                  $ 51,758
                                                  --------

               The above transaction between entities under common control has been accounted for at historical cost in a manner similar to that in a pooling of interests.

NOTE 6         REVERSE MERGER

               Pursuant to the stock exchange agreement dated February 10, 1999, the Company issued eight common shares in exchange for every seven common shares of Topclick Corporation. Therefore, at February 23, 1999 (closing date), a total of 8,800,000 common shares were issued by the Company in exchange for 7,700,000 outstanding common shares if Topclick Corporation.

               As a result of the above transactions, the Company legally controls Topclick Corporation. However, in substance, the shareholders of Topclick Corporation control the Company with an ownership of approximately 71% of its outstanding common shares.


NOTE 7         SHARES ISSUED FOR SERVICES RENDERED

               During the year, Topclick Corporation (legal subsidiary) issued 20,000 common shares to an individual for the fair value of services rendered in connection with conducting quality controls to the internet website of Topclick (Canada) Inc. (its wholly-owned subsidiary). The shares issued been recorded at the value of the services rendered.

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 8    FINANCIAL INSTRUMENTS

          The Company's financial assets and liabilities consist of cash, Goods Services Tax receivable, accounts payable, the terms and conditions of which have been described in the preceding notes.

          Credit risk arises from the potential that a debtor will fail to perform its obligations. The Company is subject to credit risk through its cash deposits. However, these cash deposits are placed in a well-capitalized, high quality financial institution (Note 4). Accordingly, concentrations of credit risk are considered to be minimal.

          Interest rate risk is the risk to the Company's earnings that would arise from fluctuations in interest rates, and would depend of the volatility of these rates. The Company's borrowings from external parties is not substantial. Accordingly, its interest rate risk is considered to be minimal.

          Financial risk is the risk to the Company's earnings that would arise from fluctuations in interest rates and foreign exchange rates, and would depend on the volatility of these rates. The Company does not use derivative instruments to reduce its exposure to interest and foreign currency risk on its cash deposits held in Canadian funds.


NOTE 9    UNCERTAINTY DUE TO THE YEAR 2000 ISSUE  (Unaudited)

          The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor error to significant system failure which could affect an entity's ability to conduct normal business operations. Management believes they have taken appropriate course of action to ensure that the Company's technologies are Year 2000 compliant. However, it is not possible to be certain that all aspects of the Year 2000 issue effecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                                       12.
                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 10   DEFERRED INCOME TAXES

          Significant components of the Company's deferred income taxes and liabilities at June 30, 1999 and 1998 are as follows:

                Deferred income tax asset
                        Net operating loss                                               $(482,680)          $  --
                        Other                                                               20,077              --
                                                                                         ---------           -----

                                                                                           462,603              --
               Total deferred income tax asset
                   valuation allowance                                                     462,603              --
                                                                                         ---------           -----

               Net deferred income tax liability                                         $      --           $  --
                                                                                         ---------           -----

               Reconciliation's of the effective tax rate to the Canadian statutory rate is as follows:

                   Tax expense at Canadian statutory rate                                     45.6%           45.6%
                   Change in valuation allowance                                             (45.6%)         (45.6%)
                                                                                         ---------           -----

                   Effective income tax rate                                                   - %             - %
                                                                                         ---------           -----

          The  company  has  Canadian  net  operating  loss   carryforwards   of
          approximately $462,603 that expire in 2006.

          The Company operates its business in its Canadian subsidiary Topclick (Canada) Inc. and as such has losses carried forward for Canadian income tax purposes.

NOTE 11   CONTINGENCIES

          The Company is the subject of a lawsuit by an individual who is claiming ownership interest in common stock of Helpful By Design Inc.
          (HBD). HBD sold certain assets, including a website to Topclick Corporation. As described in note 6 there was a share exchange between Topclick Corporation and the Company that resulted in the Company legally controlling Topclick Corporation.

          The individual has filed a lawsuit in the Supreme Court of British Columbia seeking the force conversion of approximately 500,000 HBD shares of its .001 par value common stock into shares of the Company's .001 par value common stock.

          It is not possible to estimate the amount of a contingent loss in respect of this legal action. The impact on earnings per share is not material.

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 12   COMMITMENTS

          The Company has commitments under certain contracts of employment and consulting agreements as follows:

                                  2000           $  88,970

          Further, contracts of employment and consulting agreements call for the granting of stock options to the individuals under contract. The option agreement have not been formally prepared and signed at June 30, 1999 as management is in the process of creating a formal Stock Option Plan.

          Options for the issuance of 776,000 shares of the company are committed to be granted upon the creation of the Stock Option Plan at a price less than $1.00 per share to be determined at the time of the granting of the options.


NOTE 13   COMPARATIVE FIGURES

          The comparative figures have been reclassified to conform with the presentation adopted in the current period.