Form 10QSB
period 1999-09-30
TOPCLICK INTERNATIONAL INC/DE
filed 1999-11-12
CIK 1083273

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934, for the quarter ended September 30, 1999

                            Commission File No. _____

                          TOPCLICK INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     330755473
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

Suite 200, 1636 West 2nd Avenue, Vancouver, British Columbia, Canada V6J 1H4 (Address of registrant's principal executive offices) (Zip Code)

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

                           Yes [_]                  No [X]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 13,407,473 on September 30, 1999.

Transitional Small Business Disclosure format (check one):

                           Yes [_]                  No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                                                              1.

                          TOPCLICK INTERNATIONAL, INC.
                      (Formerly Galveston Oil & Gas, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                        AS OF SEPTEMBER 30, 1999 AND 1998
                       (Unaudited - See Notice to Reader)

                                     ASSETS
                                                               September 30,  September 30,
                                                                    1999          1998
CURRENT
        Cash  (Note 4)                                          $ 1,398,427    $    19,099
        Goods and Services Tax Receivable                            25,029          4,280
        Prepaid rent                                                  4,815           --
                                                                -----------    -----------

                                                                  1,428,271         23,379

PROPERTY, PLANT AND EQUIPMENT ( Note 3)                             118,469         29,642
SOFTWARE DEVELOPMENT COSTS (Note 5)                                 303,521           --
                                                                -----------    -----------

                                                                $ 1,850,261    $    53,021
                                                                ===========    ===========
                                   LIABILITIES

CURRENT
        Accounts payable                                        $    12,579    $     4,453
                                                                -----------    -----------


                              SHAREHOLDERS' EQUITY

Preferred shares, $.001 par value, 20,000 shares
   authorized, none issued and outstanding
Common shares, $.001 par value, 99,980,000 shares
  authorized, 13,407,473 and 2,450,000 issued and outstanding        13,407          2,450

Additional paid - in capital                                      2,465,714         66,198
Cumulative translation adjustment                                    27,562           --
Deficit accumulated during development stage                       (669,001)       (20,080)
                                                                -----------    -----------

                                                                  1,837,682         48,568
                                                                -----------    -----------

                                                                $ 1,850,261    $    53,021
                                                                ===========    ===========


   See accompanying notes to the unaudited consolidated financial statements.

                          TOPCLICK INTERNATIONAL, INC.
                     (Formerly Galveston Oil and Gas, Inc.)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
     AND FOR THE PERIOD FROM MAY 15, 1998 (INCEPTION) TO SEPTEMBER 30, 1998
                       (unaudited - See Notice to reader)

                                                         TOPCLICK
                                                         INTERNATIONAL, INC.                                  DEFICIT      TOTAL
                                                         (Formerly Galveston                                  ACCUMULATED  SHARE-
                              TOPCLICK CORPORATION       Oil & Gas, Inc.)          ADDITIONAL    CUMULATIVE   DURING THE   HOLDERS'
                              Common        Common       Common        Common      PAID-IN       TRANSLATION  DEVELOPMENT  EQUITY
                              Shares        Stock        Shares        Stock       CAPITAL       ADJUSTMENT   STAGE        (DEFICIT)
                             ------------------------------------------------------------------------------------------------------
Balance, May 15, 1998
(inception)                        --            --        2,450,000   $   2,450   $   17,456        --       (16,583)        3,323

Net loss for the period            --            --             --          --           --          --        (3,497)       (3,497)
                             ------------------------------------------------------------------------------------------------------

Balance, September 30, 1998        --            --        2,450,000       2,450       17,456        --       (20,080)         (174)

Issued for acquisition of
internet Property             6,972,774       148,550           --          --           --          --          --         148,550

Issued for acquisition of
Topclick (Canada) Inc.          514,929        51,758           --          --           --          --          --          51,758

Issued for services rendered     20,000        20,000           --          --           --          --          --          20,000

Issued for cash                 192,297       255,490           --          --           --          --          --         255,490

Issued and surrendered in
Acquisition of Topclick
International, Inc.
(reverse merger)             (7,700,000)     (475,798)     8,800,000       8,800      450,415        --        16,583          --

Issued for cash                    --            --        2,157,473       2,157    1,997,843        --          --       2,000,000

Cumulative translation
adjustment                         --            --             --          --           --        27,562        --          27,562

Net loss to June 30, 1999          --            --             --          --           --          --      (460,517)     (460,517)
                             ------------------------------------------------------------------------------------------------------

Balance June 30, 1999              --            --             --          --           --          --      (464,014)     (464,014)

Net loss for the period            --            --             --          --           --          --      (204,987)     (204,987)
                             ------------------------------------------------------------------------------------------------------
 Balance, September 30, 1999       --      $     --       13,407,473   $  13,407   $2,465,714   $  27,562   $(669,001)   $1,837,682
                             ------------------------------------------------------------------------------------------------------


   See accompanying notes to the unaudited consolidated financial statements.

                                                                              3.

                          TOPCLICK INTERNATIONAL, INC.
                      (Formerly Galveston Oil & Gas, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 1999 AND THE PERIOD FROM MAY 15, 1998
                        (INCEPTION) TO SEPTEMBER 30, 1998
                       (Unaudited - See Notice to Reader)

                                                               Period from
                                             Three months      May 15, 1998
                                             Ended             (Inception)
                                             September 30,     to September 30,
                                                1999              1998
EXPENSES
        Contract fees                           $     71,920       $       --
        Accounting and legal                          26,726              3,519
        Travel                                        21,691               --
        Advertising                                   20,001               --
        Wages and benefits                            19,687               --
        Internet services                             10,692               --
        Rent                                          10,152               --
        Securities filing fees                         6,176               --
        Office expenses                                5,813               --
        Meals and entertainment                        3,254               --
        Telephone                                      2,166               --
        Consulting fees                                2,007               --
        Depreciation                                   1,582               --
        Automobile                                     1,295               --
        Insurance                                        799               --
        Interest and bank charges                        370                 57
        Utilities                                        271               --
        Software                                         252               --
        Education                                        157               --
-------------------------------------------------------------------------------
                                                     205,011              3,576

LOSS FROM OPERATIONS                                (205,011)            (3,576)
-------------------------------------------------------------------------------

OTHER ITEMS
        Interest income                                   24                 79
-------------------------------------------------------------------------------
                                                          24              3,497

NET LOSS FOR THE PERIOD                         $   (204,987)      $     (3,497)
-------------------------------------------------------------------------------

LOSS PER SHARE                                  $      (0.01)      $      (0.00)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES                           13,407,473          2,450,000
                                                ============       ============


   See accompanying notes to the unaudited consolidated financial statements.

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                          (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                           FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 1999AND THE PERIOD FROM MAY 15, 1998
                       (INCEPTION) TO SEPTEMBER 30, 1998
                       (Unaudited - See Notice to Reader)


                                                                        Period from
                                                      Three months      May 15, 1998
                                                      Ended             (inception)
                                                      September 30,      to September 30,
                                                         1999                1998
NET LOSS FOR THE PERIOD                               $   (204,987)     $    (3,497)

OTHER COMPREHENSVIE INCOME (LOSS) , Net of tax:
        Foreign currency translation adjustments            27,692               --
-----------------------------------------------------------------------------------

COMPREHENSIVE LOSS FOR THE PERIOD                     $   (177,295)     $    (3,497)
                                                      ============      ===========



   See accompanying notes to the unaudited consolidated financial statements.

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 1999 AND THE PERIOD FROM MAY 15, 1998
                       (INCEPTION) TO SEPTEMBER 30, 1998
                       (Unaudited - See Notice to Reader)

                                                                             Period from
                                                            Three months     May 15, 1998
                                                            ended            (Inception)
                                                            September 30,    to September 30,
                                                               1999              1998
CASH PROVIDED BY (USED FOR)
        OPERATING ACTIVITIES
         Net (loss) for the period                            $  (204,987)   $    (3,497)
        Items not involving cash:
                 Depreciation                                       1,582           --
          Changes in non-cash working capital                        --
                 Accounts payable                                  10,990          4,453
                 Goods and Services Tax receivable                 (8,615)          --
                  Due to director                                    (450)           100
                  Prepaid rent                                     (4,815)          --
----------------------------------------------------------------------------------------
                                                                 (206,295)         1,056

FINANCING ACTIVITIES
               Proceeds from issuance of common stock                --           44,362
----------------------------------------------------------------------------------------
                                                                     --           44,362
        INVESTING ACTIVITIES
               Acquisition of property, plant and equipment       (47,183)       (29,642)
               Software development costs                         (50,386)          --
----------------------------------------------------------------------------------------
                                                                  (97,569)       (29,642)

(DECREASE) INCREASE IN CASH                                      (303,864)        15,776

CASH,  BEGINNING OF PERIOD                                      1,702,291          3,323
                                                              -----------    -----------

CASH,  END OF PERIOD                                          $ 1,398,427    $    19,099
----------------------------------------------------------------------------------------



   See accompanying notes to the unaudited consolidated financial statements.

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 1999AND THE PERIOD FROM MAY 15, 1998
                       (INCEPTION) TO SEPTEMBER 30, 1998
                       (Unaudited - See Notice to Reader)


                                                                Period from
                                             Three Months       May 15, 1998
                                             ended              (Inception) to
                                             June 30,           September 30,
                                                1999                   1998

Interest Paid                                $          --        $           --
Income taxes paid                                       --                    --
--------------------------------------------------------------------------------

                                             $          --         $          --
--------------------------------------------------------------------------------


     Supplemental Disclosure of Non-Cash Investing and Financing Information

Acquisition of assets for issuance of common stock:

        Software development costs           $          --                    --
        Topclick (Canada) Inc.                          --                    --
        Issuance of common stock                        --                    --
--------------------------------------------------------------------------------

                                             $          --         $          --
--------------------------------------------------------------------------------




   See accompanying notes to the unaudited consolidated financial statements.

                                                                              7.
                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                       (Unaudited - See Notice to Reader)


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

                                                                              8.
                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                       (Unaudited - See Notice to reader)

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

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                       (Unaudited - See Notice To Reader)

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

NOTE 3    PROPERTY, PLANT AND EQUIPMENT

                                                       Accumulated          Net Book
                                       Cost            Depreciation         Value                Depreciation
                                  --------------------------------------------------------------------------
                Computer          $    93,765           $   15,502            $  78,263           $    1,281
                Furniture and
                  Equipment            30,815                3,637               27,178                  301
                Leasehold              13,362                  334               13,028                   --
                                  --------------------------------------------------------------------------

                                  $   137,942           $   19,473            $ 118,469           $    1,582
                                  --------------------------------------------------------------------------

          During  the  three  months  ended   September  30,  1999,   $1,281  of
          depreciation of the computer was capitialized as software development costs.

NOTE 4    CASH

          At September 30, 1999, approximately $1,398,427 of the total cash is deposited with RBC Dominion Securities Limited (RBC). It carries interest at 3 3/4 per annum. It is management's intention to utilize this account as part of its operating bank account. RBC is Canada's leader in the investment industry. It is the leading debt and equity underwriter in Canada and is a member of the Royal Bank Financial Group. The Royal Bank is Canada's premier global financial services group with leading market share in personal and business banking, corporate and investment banking, and wealth management.

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                       (Unaudited - See Notice to Reader)


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

               The net assets of Topclick (Canada) Inc. at date of acquisition consists of the following:

               Cash                                    $       37,158
               Receivable                                      16,000
               Accounts payable                                (1,400)
                                                       --------------
                                                       $       51,758
                                                       ==============

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

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                       (Unaudited - See Notice to Reader)

NOTE 7    FINANCIAL INSTRUMENTS

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


NOTE 8    UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                       (Unaudited - See Notice to reader)


NOTE  9   DEFERRED INCOME TAXES

          Significant components of the Company's deferred income taxes and liabilities at September 30, 1999 and 1998 are as follows:

                                                 September 30,     September 30,
                                                      1999             1998
            Deferred income tax asset
                    Net operating loss           $   (687,691)    $          --
                    Other                              18,690                --
                                                 ------------     -------------

           Total deferred income tax asset            (669,001)              --
               valuation allowance                     669,001               --
                                                 ------------     -------------

           Net deferred income tax liability     $         --     $         --
                                                 ------------     -------------

          Reconciliation's of the effective tax rate to the Canadian statutory rate is as follows:

               Tax expense at Canadian
               statutory rate                           45.6%             45.6%
               Change in valuation allowance           (45.6%)           (45.6%)
                                                 ------------     -------------

               Effective income tax rate                  --%                --%
                                                 ------------     -------------

          The  company  has  Canadian  net  operating  loss   carryforwards   of
          approximately $462,603 that expire in 2006.

          The Company operates its business in its Canadian subsidiary Topclick (Canada) Inc. and as such has losses carried forward for Canadian income tax purposes.

NOTE 10   CONTINGENCIES

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

                          TOPCLICK INTERNATIONAL, INC.
                      (formerly Galveston Oil & Gas, Inc.)
                         ( A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                       (Unaudited - See Notice to reader)

NOTE 11   COMMITMENTS

          The Company has commitments under certain contracts of employment and consulting agreements as follows:

                              2000               $       88,970

          Further, contracts of employment and consulting agreements call for the granting of stock options to the individuals under contract. The option agreement have not been formally prepared and signed at September 30, 1999 as management is in the process of creating a formal Stock Option Plan.

          Options for the issuance of 776,000 shares of the company are committed to be granted upon the creation of the Stock Option Plan at a price less than $1.00 per share to be determined at the time of the granting of the options.


NOTE 12   COMPARATIVE FIGURES

          The comparative figures have been reclassified to conform with the presentation adopted in the current period.

Item 2. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-

LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS
REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Overview. The Company's primary source of revenue is the sale of the Company's securities. The Company presently has external sources of capital through financing from third party lenders. On or about January 28, 1999, the Company entered into a Financing Agreement which provided the Company with $2,000,000. The Company believes that it may be able to acquire additional financing at commercially reasonable rates; however, there can be no assurance that the Company will be able to obtain additional financing at commercially reasonable rates, or at all. The Company has expended, and will continue to expend in the future, substantial funds on the research and development of its products and services. The failure of the Company to obtain additional financing would significantly limit or eliminate the Company's ability to fund its research and development activities, which would have a material adverse effect on the Company's ability to continue to compete with other Internet directory service providers.

The Company has not yet realized any revenue from operations. In the quarter ending September 30, 1999, the Company expended $303,521 in software development costs, as compared with no funds expended during the quarter ending September 30, 1998. These expenditures represent costs relating to the development of the Company's Internet website. The Company anticipates that these costs will be amortized upon the commercialization of the Company's Internet website over three years due to the nature of the software technology business. During the three months ended September 30, 1999, $1,281 of depreciation of the Company's computer equipment was capitalized as software development costs. The Company does not anticipate purchasing or selling any significant equipment within the next 12 months.

The Company's operating expenses increased significantly during the three month period ending September 30, 1999 as compared with the three month period ending September 30, 1998. The Company's accounting and legal expenses, cumulatively, increased from $3,519 during the three month period ending September 30, 1998 to $26,726 during the three month period ending September 30, 1999 due to increased reporting requirements, as the Company is now a reporting company required to file quarterly and annual reports with the Securities and Exchange Commission. The Company's advertising expenses increased from zero dollars expended during the three month period ending September 30, 1998 to $20,001 expended during the three month period ending September 30, 1999. The Company also had a corresponding increase in office expenses, from zero dollars expended during the three month period ending September 30, 1998 to $5,813 expended during the three month period ending September 30, 1999. The total wages and benefits paid to employees of the Company increased from zero dollars in the three month period ending September 30, 1998 to $19,687 in the three month period ending September 30, 1999.

The Company's loss from operations increased from a loss of $3,576 during the period from inception (May 15, 1998) through September 30, 1998 to $205,011 during the three month period ending September 30, 1999, due to increased software development costs, increased advertising costs, increased wages and benefits paid to employees, and increased operations without generating any revenues. The Company's net loss for the period ending September 30, 1999 was $204,987, a significant increase over the net loss of $3,497 for the corresponding three month period in 1998. The Company's loss per share of common stock was $0.01 per share. Loss per share is computed by dividing loss available to common shareholders by weighted average number of common shares outstanding for the period.

At September 30, 1999, the Company had deposited approximately $1,398,427 with RBC Dominion Securities Ltd. ("RBC"), earning interest at 3.75% per annum. Management of the Company intends to utilize these funds as part of its operating account. RBC is a leading debt and equity underwriter in Canada and a member of the Royal Bank Financial Group, a global financial services group. Therefore, Management of the Company believes that the Company can satisfy its cash requirements for the next 12 months without raising any additional funds.

The Company realized $27,692 during the three month period ending September 30, 1999 from foreign currency translation adjustments. The Company uses the local currency, which is Canadian Dollars, as its functional currency. Assets and liabilities denominated in the foreign functional currency are translated at the exchange rate of the balance sheet date. Translation adjustments are recorded as a separate component of the shareholders' equity. Revenues and expenses denominated in foreign currency are translated at the weighted average exchange rate for the period.

Company's Plan of Operation for Next 12 Months. The Company anticipates generating revenues from commission referral fees during the next 12 months. The Company contemplates that it will direct Internet traffic to e-commerce vendors; in return, the Company anticipates receiving a commission referral fee ranging from 8% to 25%. The Company also anticipates more direct involvement in e-commerce. For example, the Company has recently opened a virtual bookstore by packaging approximately 300 books on privacy issues. The Company intends to sell these books over the Internet and receive sales commissions. The Company anticipates deriving revenues from the virtual bookstore within the next 6 months.

While the Company is considering the possibility of generating revenues from subscription fees from subscribers for certain proposed Internet services, the Company does not currently provide any specialized services and does not currently have any subscribers. The Company is considering providing personalized information services to paid subscribers but has not yet determined the scope of such services nor the subscription rates for such services.

 The Company derives certain consumer data from customer profiles. During the past 12 months, the Company contemplated generating revenues through the sale of this consumer data to third parties. However, as specified above, the Company recently opened a virtual bookstore relating to privacy issues, and Management of the Company believes that selling research data (commonly referred to as "aggregated data") to advertisers or market researches may not comport with the Company's privacy-related businesses. While it is a common practice for entities with high traffic volume websites to sell such aggregated data, this proposed policy is currently under review by Management of the Company. Therefore, the Company may elect to forego this potential revenue source.

In the same way, websites with high traffic volumes typically generate advertising fees through the sale of banner and other types of Internet advertising. The Company has not yet determined whether it will sell such advertising on its website. Moreover, in the event the Company elects to sell such advertising, the Company's advertising revenues will depend, in part, on the volume of traffic at the Company's website.

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

The Company may decide to provide free content enhancement and free advertising on a by-subject approach to the top Internet guides. For example, the Company may provide the Yahoo Golf website with links and coverage on the Company's Golf Guide page. The Company anticipates entering into certain strategic partnership agreements to provide content and links to existing high-value news information providers, such as ESPN in its "sports" section and PointCast in its "business" section. The Company further intends to promote its products and services by developing on-site competitive games and contests.

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

In keeping with this strategy, the Company will concentrate its marketing efforts on increasing site traffic. Promotional space and other content on the site will be provided free to content partners, to increase traffic. The Company intends to form strategic relationships with the existing top Internet guides, including providing free content links to areas of their sites that those guides want to promote (for example, by providing free content links to the Yahoo Golf Guide). Through the use of free space inside the TopClick guide, the Company intends to develop a database of advertising contacts, media contacts, and Internet guide contacts. At the same time, the

Company will attempt to increase volume to the Company's site using an integrated marketing communications program to existing and new Internet users. The Company further intends to develop piggy-back marketing programs and cross-promotional opportunities with other online media. The Company anticipates increasing its top sites to 25,000 top sites from 5,000 top sites during the next 12 months. The TopClick guide will be offered free to users, strategic partners (such as existing Internet guides) and other media partners.

The Company will retain records of and analyze information areas that users visit most frequently on its website, allowing the Company to develop specific indexes and guides based on user demand.

Name Identification. The Company has purchased additional domain names and will attempt to prevent third parties from adopting names similar to TopClick. The Company has entered into various domain name registration agreements for Topsearches.com, Mytopclick.com, Topclicking.com, Topclick-Inc.com, Topclickinc.com, Top-Clicks.net, Topclick.net, Topclicks.net, Topclicks.com, Top-click.com, Top-clicks.com, Top-click.net, Lookmarks.com with Network Solutions, Inc. ("NSI"). NSI is responsible for the registration of second-level Internet domain names in the top level COM, ORG, NET, and EDU domains. NSI registers these second-level domain names on a first come, first served basis. By registering a domain name, NSI does not determine the legality of the domain name registration, or otherwise evaluate whether that registration or use may infringe upon the rights of a third party. Effective February 25, 1998, NSI revised its domain name dispute policy which provides, among other things, that if a registrant files a civil action related to the registration and use of a domain name, and provides NSI with a copy of the file-stamped complaint, NSI will maintain the status quo ante of the domain name record pending a final or temporary decision of that court. In such cases, NSI will deposit control of the domain name into the registry of the court by supplying the registrant with the registry certificate for deposit. While the domain name is in the registry of the court, NSI will not make any changes to the domain name record unless ordered by the court.

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

Cost to Address the Company's Y2K Issues. The only significant equipment replacement cost the Company anticipates is approximately CDN$600 (approximately US$392.16) to replace the Company's facsimile machine. The Company does not anticipate any additional upgrade, replacement, or equipment servicing charges to become Y2K compliant. The Company will monitor external service providers through the Year 2000 at a cost of approximately CDN$125.00 (approximately US$81.70). Therefore, based on current estimates, the costs of addressing this issue are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. The potential impact of the Y2K issue on significant customers, vendors and suppliers of the Company cannot be reasonably estimated at this time.

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

Employees. During the next 12 months, depending on the success of the Company's market expansion plan, the Company may be required to hire additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

Management of the Company is currently preparing a Stock Option Plan by which it is contemplated that officers, directors, and employees of the Company will be granted stock options. The Company's Board of Directors has not yet approved and adopted the proposed Stock Option Plan. The Company anticipates initially granting options to purchase approximately 776,000 shares of the Company's common stock at an exercise price less than $1.00 per share, subject to approval by the Company's Board of Directors.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit No.

3.1            Certificate of Incorporation
                (Charter Document)*

3.2            Amendment to Certificate of Incorporation
               (Charter Document)*

3.3            Bylaws*

4.             Instruments Defining the Rights of Holders (not applicable)

10.1           Financing Agreement

               (material contract)*

10.2           Frontier GlobalCenter, Inc. Agreement
               (material contract)*

11.            Statement Re: Computation of Per Share Earnings**

15.            Letter on Unaudited Interim Financial Information

18.            Letter on Change in Accounting Principles (Not applicable)

19.            Reports Furnished to Security Holders (Not applicable)

22.            Published Report Regarding Matters Submitted to Vote
               (not applicable)

23.1           Consent of Auditors*

23.2           Consent of Counsel*

24. Power of Attorney is included on the Signature Page of the Registration Statement*

27.            Financial Data Schedule

99.            Additional Exhibits (not applicable)


*Previously filed as Exhibits to Registration Statement on Form SB-2 filed with the Commission on July 8, 1999.

**Previously filed as Exhibit to Annual Report on Form 10-KSB filed with the Commission on October 8, 1999.

     (b) Reports on Form 8-K

The Company has not filed any reports on Form 8-K with the Commission during the three month period ending September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, on November 9, 1999.

                                                 TopClick International, Inc.,
                                                 a Delaware corporation

                                                 By:    /s/ Chris Lewis
                                                        ------------------------
                                                 Its:   President