Form 10QSB
period 1999-12-31
TOPCLICK INTERNATIONAL INC/DE
filed 2000-02-15
CIK 1083273

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended December 31, 1999

                                       OR

[ ] Transition  report  pursuant  to Section  13 or 15(d) of the  Securities
    Exchange Act of 1934

                         Commission file number: ______

                          TOPCLICK INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                   330755473
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

                        Suite 200, 1636 West 2nd Avenue,
                   Vancouver, British Columbia, Canada V6J 1H4
          (Address of principal executive offices, including zip code)
         Registrant's Telephone No., including area code: (604) 737-1127

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

As of December 31, 1999, there were 14,457,473 shares of the issuer's Common Stock outstanding.
================================================================================

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.   Financial statements

          Unaudited Consolidated Balance Sheets - December 31, 1999 and June 30, 1999

          Unaudited Consolidated Statement of Operations - Three and Six Months Ended December 31, 1999 and for the period from May 15, 1998 (Inception) to December 31, 1999

          Unaudited Consolidated Statement of Cash Flows - Six Months Ended December 31, 1999 and for the period from May 15, 1998 (Inception) to December 31, 1999

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Pending Legal Proceedings

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports Filed on Form 8-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


TopClick International, Inc.
(A Development Stage Company)
Unaudited Consolidated Balance Sheet
As at December 31, 1999 and June 30, 1999

                                                          December 31      June 30
                                                             1999            1999
                                                          -----------    -----------
Current assets
  Cash and certificates of deposit                           $946,884     $1,702,291
  Goods and Services Tax Receivable                            40,335         16,414
  Prepaid expenses                                             39,860             --
  Deferred issue costs                                             --             --
                                                          -----------    -----------
                                                            1,027,079      1,718,705
Property, plant and equipment                                 138,257         78,324
Software development costs                                    149,032        149,032
                                                          -----------    -----------
Total assets                                               $1,314,368     $1,946,061
                                                          ===========    ===========

Current Liabilities
  Accounts payable                                            $38,354        $23,569
  Due to director                                                  --            450
                                                          -----------    -----------
Total liabilities                                              38,354         24,019
                                                          -----------    -----------

Stockholders' equity
    Preferred shares - $0.001 par value, 20,000 shares
    authorized, none issued and outstanding                        --             --
    Common shares - $0.001 par value, 99,980,000 shares
    authorized, and 13,457,473 shares outstanding at
    December 31, 1999 and June 30, 1999 respectively           13,458         13,407
    Additional paid-in capital                              2,490,663      2,465,714
    Cumulative translation adjustment                          25,941         15,184
    Accumulated deficit                                    (1,254,048)      (572,263)
                                                          -----------    -----------
Total stockholders' equity                                  1,276,014      1,922,042
                                                          -----------    -----------
Total liabilities and stockholders' equity                 $1,314,368     $1,946,061
                                                          ===========    ===========


See accompanying notes to the unaudited consolidated financial statements.

TopClick International, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement of Operations
For the Three and Six Months Ended December 31, 1999
And for the Period from May 15, 1998 (Inception) to December 31, 1999


                                                                       1999
                                                          -------------------------------       May 15, 1998
                                                          Three Months        Six Months      (Inception) to
                                                           December 31        December 31    December 31, 1999
                                                          ------------       ------------    -----------------
Expenses
  Contractor fees                                            $79,533             $206,140         $495,041
  Salaries and benefits                                      119,597              139,284          164,927
  Accounting and legal                                        55,636               82,362          163,415
  Investor relations                                          46,508               46,508           46,508
  Travel                                                      18,161               39,852           51,866
  Insurance                                                    6,309                7,108            8,690
  Rent                                                        21,206               31,358           53,485
  Advertising                                                  1,261               21,262           25,865
  Directors fees                                              50,124               50,124           50,124
  Internet services                                            6,910               18,822           34,817
  Securities filing fees                                       1,432                7,608            7,608
  Office expenses                                              8,098               14,163           36,337
  Meals and entertainment                                      7,048               10,302           24,805
  Telephone                                                    3,531                5,697           14,221
  Recruitment fees                                             4,986                4,986            4,986
  Education                                                    4,755                4,912           10,951
  Automobile                                                   1,713                3,008            7,783
  Interest and bank charges                                      399                  769            1,106
  Utilities                                                      653                  924            2,683
  Software                                                        --                   --            8,941
  Foreign exchange                                              (458)                (458)            (458)
  Consulting fees                                                 --                   --           33,789
  Investment referral fees                                        --                   --           27,394
  Depreciation                                                 5,801                8,943           21,130
                                                        ------------         ------------     ------------
Loss from operations                                         443,203              703,674        1,296,014
Other items
  Interest income                                             21,865               21,889           45,944
  Write off deferred charges                                      --                   --           (3,978)
                                                        ------------         ------------     ------------
                                                              21,865               21,889           41,966
                                                        ------------         ------------     ------------
Net loss for the period                                     (421,338)            (681,785)      (1,254,048)
Accumulated deficit, beginning of period                    (832,710)            (572,263)              --
                                                        ------------         ------------     ------------
Accumulated deficit, end of period                      $ (1,254,048)        $ (1,254,048)    $ (1,254,048)
                                                        ============         ============     ============

Weighted average shares                                   13,454,756           13,431,114
Loss per share                                                $(0.03)              $(0.05)


See accompanying notes to the unaudited consolidated financial statements

TopClick International, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Three and Six Months Ended December 31, 1999 And for the Period from May 15, 1998 (Inception) to December 31, 1999 (Unaudited - See Notice to Reader)


                                                    Six Months Ended       Period from May 15,
                                                    December 31 1999       1998 (Inception) to
                                                                             December 31, 1999
Cash provided by (used in)
Operating activities
  Net (loss) for the period                            $(681,785)               $(1,254,048)
  Items not involving cash:
     Write-off of deferred charges                            --                      3,978
     Depreciation                                          8,943                     21,130
     Issuance of shares for services                      50,000                     45,000
  Changes in non-cash working capital
     Goods and Services Tax receivable                   (23,451)                   (39,865)
     Prepaid expenses                                    (39,318)                   (39,318)
     Accounts payable                                     14,381                     37,950
     Due to director                                          --                          2
                                                     -----------                -----------
                                                        (671,230)                (1,225,171)
                                                     -----------                -----------

Financing activities
  Proceeds from issuance of common stock                 (13,436)                 2,321,192
                                                     -----------                -----------

Investing activities
  Acquisition of property, plant and equipment           (49,481)                  (149,183)
  Software development costs                                  --                         --
                                                     -----------                -----------
                                                         (49,481)                  (149,183)
                                                     -----------                -----------

Foreign exchange adjustment                              (21,260)                    (3,277)
                                                     -----------                -----------

Increase (decrease) in cash                             (755,407)                   943,561

Cash, beginning of period                              1,702,291                      3,323
                                                     -----------                -----------
Cash, end of period                                     $946,884                   $946,884
                                                     ===========                ===========


 See accompanying notes to the unaudited consolidated financial statements.

TOPCLICK INTERNATIONAL, INC.
(A Development Stage Company)
NOTES  TO THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  1999 AND 1998
(Unaudited - See Notice to Reader)


NOTE 1 BUSINESS DESCRIPTION

     TopClick International, Inc. (a development stage company), "the Company", was incorporated on October 3, 1996 as Galverton Oil & Gas, Inc. under the laws of the state of Delaware in the United States of America. Effective July 8, 1998, the Company had a change of control, and the nature of the business is changed from development of oil and gas properties to the business of operating an Internet Website.

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

     In addition, TopClick Corporation purchased certain Internet assets from Helpful by Design Inc., which is also under common control. This has been accounted for at predecessor historical costs.


NOTE 2 BASIS OF PRESENTATION

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal recurring nature. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2000 presentation. The comparative results of operations are those for TopClick Corporation

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our SB-2 registration statement as filed with the Securities and Exchange Commission.

The Company has reviewed its policy of capitalizing software development costs in accordance with guidance available. Accordingly, the Company had decided to write off software development costs as incurred.

NOTE 3 CONTINGENCIES

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

NOTE 4 COMMITMENTS

The Company has commitments under certain contracts of employment and consulting agreements aggregating approximately $66,300.

Further, contracts of employment and consulting agreements call for the granting of stock options to the individuals under contract. The option agreement have not been formally prepared and signed at December 31, 1999 as management is in the process of creating a formal Stock Option Plan. Options for the issuance of 776,000 shares of the company are committed to be granted upon the creation of the Stock Option Plan at a price, less than $1.00 per share, to be determined at the time of the granting of the options.


Item 2. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY","WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE","SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS
OFASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE.FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTYAS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHERCIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENTTHAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROMANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ONTHE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSEFORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT ANDSHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATEOF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATINGTO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Sources of Cash

The Company's primary source of cash is from the issuance of the Company's securities. In January 1999, the Company entered into a Financing Agreement which provided the Company with $2,000,000. The

Company believes that it may be able to acquire additional financing at commercially reasonable rates; however, there can be no assurance that the Company will be able to obtain additional financing at commercially reasonable rates, or at all. The Company has expended, and will continue to expend in the future, substantial funds on the research and development of its products and services. The failure of the Company to obtain additional financing would significantly limit or eliminate the Company's ability to fund its research and development activities, which would have a materially adverse effect on the Company's ability to continue its operations.

Operating Results

In the three months ended December 31, 1999, total expenses increased from $260,471 recorded in the first fiscal quarter to $443,203. The increase in expenses was generally due to enlarged business operations. Contractor fees fell from $126,587 in the first fiscal quarter to $79,553 in the second fiscal quarter ended December 31, 1999 as the Company moved more of its personnel from contractor to full-time employee status. As a corollary, salaries and benefits increased from $19,687 in the first three months of the fiscal year to $119,597 in the second three months. Total salaries for the six months ended December 31, 1000 were $139,284. Rent and travel increased after the Company's San Diego sales office was opened in October. Most other expenses were broadly comparable from quarter to quarter with the exception of directors fees and investor relations expenses. In October, the company paid fees by way of a combination of $5,000 in cash and 10,000 shares of common stock to each of five directors. The Company also instituted a formal investor relations plan and expended $46,508 during the three months ended December 31, 1999; there was no comparable expense in the three months ended September 30, 1999.

The Company's loss from operations increased from $832,710 during the period from inception (May 15, 1998) through September 30, 1999 to $1.25 million for the period from inception to December 31, 1999. The Company's net loss for the three and six month period ended December 31, 1999 was $421,338 and $681,785 respectively.

At December 31, 1999, the Company had approximately $910,000 in certificates of deposit. Management of the Company intends to utilize these funds to finance operations. Management of the Company believes that the Company can satisfy its cash requirements for the next five months without raising any additional funds.

The Company uses the local currency, which is the Canadian dollar, as its functional currency. Assets and liabilities denominated in the foreign functional currency are translated at the exchange rate of the balance sheet date. Translation adjustments are recorded as a separate component of the shareholders' equity. Interest income and expenses denominated in foreign currency are translated at the weighted average exchange rate for the period. At December 31, 1999, most of the Company's financial instruments were denominated in United States dollars.

Company's Plan of Operation for Next 12 Months

The Company has developed a substantial privacy-based information site with thousands of links to privacy issues, news, books and organizations. The company is constantly updating and improving this site and when it is ready for proper launch it will replace the existing search-based site as the home page and central focus of the web site in February, 2000. At such time, the existing search-based web site will be retired from service.

The company believes that it can generate a number of revenue streams from a privacy site. For example, the Company has opened a virtual bookstore by packaging approximately 300 books on privacy issues. The Company intends to sell these books over the Internet and receive sales commissions. The Company expects to derive revenues from the virtual bookstore within the next six months. While the Company is considering the possibility of generating revenues from subscription fees from subscribers for certain proposed privacy-based Internet services, the Company does not currently provide any specialized services and does not currently have any subscribers.

Due to its new focus on the privacy interests of Internet consumers, the Company is maintaining its policy of refusing to sell any banner advertising on its site; the Company believes that such advertisements are unsolicited in their nature and against the privacy interests of consumers. The Company is reviewing the possibility of selling sponsorship links on its site in the future, in particular related to other Internet privacy based businesses, and to charge those companies for providing this service. A charging schedule for providing sponsorship services has not yet been established by the Company.

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

Developing Site Traffic

The company has been in discussions with several other leading privacy-based web sites and is in the process of developing Affiliate programs for such sites which will encourage them to link to the Topclick privacy site and in turn drive their existing audiences to the site. There is no assurance, however, that the Company will build an equity base that will be considered worth acquiring. Initially, the Company will offer its products and services free to its customers, strategic partners and media partners.

Name Identification

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

State of Readiness for Y2K

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

To the date of this report, the Company has not experienced any Y2K-related problems. The Company continues to make appropriate backups of data and to communicate with its electrical and telecommunications providers to remain informed about their Y2K compliance.

Employees

As of December 1999 the company retained the services of 18 employees and contractors. During the next 12 months, depending on the success of the Company's market expansion plan, the Company may be required to hire additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as specified below, there are no legal actions pending against the Company nor are any such legal actions contemplated.

In March, 1999, the Company was informed that Allen Lees, a resident of British Columbia, was claiming an ownership interest in certain shares of common stock of Helpful By Design, Inc. ("HBD"). Mr. Lees' claim to ownership of such HBD shares arises from consulting services which Mr. Lees was engaged to perform on behalf of HBD under its former name, Voxtech Communications, Inc. , beginning in or about 1993. HBD disputes Mr. Lees' claim of ownership to those HBD shares. The Company has become involved in this dispute because in September, 1998, HBD sold certain assets, including a website, to one of the Company's subsidiaries, TopClick Corporation ("TC"), for, among other consideration, the issuance of 7,000,000 shares of $.001 par value common stock of TC. TC later entered into a stock exchange agreement with the Company which provided, among other things, that, as consideration for the exchange, assignment, transfer, conveyance, setting over and delivery of the shares of TC to the Company, the Company issued 8 shares of its $.001 par value common stock for every 7 shares of TC $.001 par value common stock.

Mr. Lees has filed a lawsuit in the Supreme Court of British Columbia seeking to force conversion of approximately 500,000 HBD shares into shares of the Company's common stock. In addition to HBD, the Company and its Chief Executive Officer, Chris Lewis, have also been named as defendants in this lawsuit. The Company intends to vigorously defend this action.

Item 2. Changes in Securities

Management of the Company is currently preparing a Stock Option Plan by which it is contemplated that officers, directors, and employees of the Company will be granted stock options. The Company's Board of Directors has not yet approved and adopted the proposed Stock Option Plan which is to be approved by the Company's shareholders at the Company's annual general meeting. The Company expects to initially grant options to purchase approximately 776,000 shares of the Company's common stock at an exercise price less than $1.00 per share, subject to approval by the Company's Board of Directors.

In October 1999, the company issued 50,000 shares to directors in compensation for services provided. The shares were not registered under the Securities Act.


Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

The Company has not filed any reports on Form 8-K with the Commission during the three-month period ending December 31, 1999.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, on November 9, 1999.

TopClick International, Inc.,
a Delaware corporation

By: /s/ Chris Lewis
  ------------------------
Its: President