Form 10QSB
period 2000-03-31
TOPCLICK INTERNATIONAL INC/DE
filed 2000-05-22
CIK 1083273

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                  FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the period ended March 31, 2000
                                      OR
[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                       Commission file number: 000-30382

                         TOPCLICK INTERNATIONAL, INC.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                     33-0755473
------------------                           -----------------------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                       Suite 200, 1636 West 2nd Avenue,
                  Vancouver, British Columbia, Canada V6J 1H4
                  -------------------------------------------
         (Address of principal executive offices, including zip code)

        Registrant's Telephone No., including area code: (604) 737-1127
        ---------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [ X ]    No [  ]

As of March 31, 2000, there were 14,457,473 shares of the issuer's Common Stock outstanding.

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial statements

     Unaudited Consolidated Balance Sheets - March 31, 2000 and June 30, 1999

     Unaudited Consolidated Statement of Operations - Three and Nine Months Ended March 31, 2000 and 1999 for the period from May 15, 1998 (Inception) to March 31, 2000

     Unaudited Consolidated Statement of Cash Flows - Nine Months Ended March 31, 2000 and 1999 and for the period from May 15, 1998 (Inception) to March 31, 2000

     Notes to Unaudited Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Pending Legal Proceedings

     Item 2.   Changes in Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports Filed on Form 8-K

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)
                     Unaudited Consolidated Balance Sheet
                    As of March 31, 2000 and June 30, 1999


                                            March 31, 2000 June 30, 1999
                                             -------------  -------------

Current assets
  Cash                                       $   571,863    $ 1,702,291
  Goods and Services Tax Receivable               52,512         16,414
  Prepaid expenses                                30,435              -
  Due from director                               11,287              -
                                             -------------  -------------
                                                 666,097      1,718,705
Property, plant and equipment                    145,373         78,324
Software development costs                             -        149,032
                                             -------------  -------------
     Total assets                            $   811,470    $ 1,946,061
                                             =============  =============
Current Liabilities
  Accounts payable                           $    73,495    $    23,569
  Litigation settlement payable                   34,483              -
  Due to director                                      -            450
                                             -------------  -------------
     Total liabilities                           107,978         24,019
                                             -------------  -------------
Stockholders' equity
  Preferred stock - $0.001 per value, 20,000
     shares authorized, none issued and
     outstanding                                       -              -
  Common shares - $0.001 par value, 99,980,000
     shares authorized, 13,457,473 and
     13,407,473 shares outstanding at
     March 31, 2000, 1999 and June 30, 1999
     respectively                                 13,456         13,407

  Additional paid-in capital                   2,659,245      2,465,714
  Deferred compensation costs                    (52,195)             -
  Cumulative translation adjustment               37,581         17,922
  Accumulated deficit                         (1,954,595)      (572.263)
                                             -------------  -------------
     Total stockholders' equity                  703,492      1,922,042
                                             -------------  -------------
     Total liabilities and stockholders'
     equity                                  $   811,470    $ 1,946,061
                                             =============  =============

  See accompanying notes to the unaudited consolidated financial statements.

                         TopClick International, Inc.
                         (A Development Stage Company)
                Unaudited Consolidated Statement of Operations
          For the Three and Nine Months Ended March 31, 2000 and 1999
      And for the Period from May 15, 1998 (Inception) to March 31, 2000

                                                               May 15, 1999
                                                                (inception)
                      Three Months Ended    Nine Months Ended       to
                     March 31,  March 31,   March 31,  March 31, March 31,
                       2000       1999        2000       1999      2000
                    ----------- --------- -----------  --------- ----------

Expenses
  Contractor fees   $   45,943  $ 91,456  $  252,083  $157,235   $ 540,984
  Salaries & benefits  135,126     7,573     274,410    11,458     300,053
  Accounting and legal  27,708    35,792     110,070    43,257     191,123
  Investor relations    28,218         -      74,726         -      74,726
  Travel                29,942       485      69,794     2,696      81,808
  Insurance              9,524       197      16,632     1,302      18,214
  Rent                  23,107     6,285      54,465    14,943      76,592
  Advertising and
     promotion          11,776         -      33,038         -      37,641
  Director fees              -         -      50,124         -      50,124
  Internet services     23,065     1,155      41,887     4,123      57,882
  Securities filings     4,968         -      12,576         -      12,576
  Office expenses       23,340     4,232      37,503    15,346      59,677
  Meals and entertain-
     ment                6,586     4,585      16,888     9,931      31,391
  Telephone              5,356     2,487      11,053     6,891      19,577
  Recruitment fees       2,041         -       7,027         -       7,027
  Education              8,811         -      13,723         -      19,762
  Automobile                 -       658       3,008     2,459       7,783
  Interest & bank charges  563        95       1,332       168       1,669
  Utilities                855       678       1,779     1,542       3,538
  Software                   -         -           -         -       8,941
  Foreign exchange       6,791         -       6,333         -       6,333
  Consulting services        -     1,292           -    30,165      33,789
  Investment referral
     fees                    -    14,061           -    23,003      27,394
  Litigation settlement 34,014         -      34,014         -      34,014
  Depreciation          13,265     2,837      22,208     6,319      34,395
  Fair value of options
     granted to
     consultants       116,385         -     116,385         -     116,385
                    ----------- --------- -----------  --------- ----------
Loss from operations   557,384   173,868   1,261,058   330,838   1,853,398
Other items
  Interest income        5,869     2,768      27,758     6,003      51,813
  Write off development
     costs            (149,032)        -   (149,032)         -    (149,032)
  Write off deferred
     charges                 -         -           -    (5,000)     (3,978)
                    ----------- --------- -----------  --------- ----------
                      (143,163)    2,768    (121,274)    1,003    (101,197)
                    ----------- --------- -----------  --------- ----------
Net loss for the
  period              (700,547) (171,100) (1,382,332) (329,835) (1,954,595)
Accumulated deficit,
  beginning of
  period            (1,254,048) (160,146)   (572,263)   (1,411)          -
                    ----------- --------- -----------  --------- ----------
Accumulated deficit,
  end of period     (1,954,595) (331,246) (1,954,595) (331,246) (1,954,595)
                    =========== ========= ===========  ========= ==========
Weighted average
  number of shares  13,457,47311,698,643  13,439,83711,398,460
Loss per share          ($0.05)   ($0.01)     ($0.10)   ($0.03)


  See accompanying notes to the unaudited consolidated financial statements.

                         TopClick International, Inc.
                         (A Development Stage Company)
                Unaudited Consolidated Statement of Cash Flows
               For the Nine Months Ended March 31, 2000 and 1999
      And for the Period from May 15, 1998 (Inception) to March 31, 2000

                                                  Period from
                                     Nine Months  Nine Months  May 15, 1998
                                       Ended       Ended      (inception)
                                      March 31,    March 31,   to March 31,
                                       2000        1999          2000
                                     -----------  -----------  ------------

Cash provided by (used in)
Operating activities
  Net (loss) for the period          $(1,382,332) $ (329,835) $ (1,930,515)
  Items not involving cash:
     Write-off of deferred charges            -            -         3,978
     Depreciation                        22,208        8,869        39,308
     Issuance of shares for services     25,000       20,000        45,000
     Write-off of development cost      149,032                    149,032
     Fair value of options issued to
       consultants                      116,385                    116,385
  Changes in non-cash working capital
     Goods and Services Tax receivable  (35,462)      (4,209)      (51,576)
     Prepaid expenses                   (30,021)           -       (30,021)
     Accounts payable                    49,045       92,113         72614
     Litigation settlement payable       34,014            -        34,014
     Due to director                    (11,132)           -       (11,132)
                                     -----------  -----------  ------------
                                     (1,063,713)    (213,062)   (1,580,438)
                                     -----------  -----------  ------------
Financing activities
  Proceeds from issuance of common
     stock                                    -    2,272,030     2,321,192
                                     -----------  -----------  ------------
Investing activities
  Acquisition of property, plant and
     equipment                          (87,652)     (87,675)     (193,151)
                                     -----------  -----------  ------------
Foreign exchange adjustment              20,937            -        20,937
                                     -----------  -----------  ------------
Increase (decrease) in cash          (1,130,428)   1,971,293       568,540

Cash, beginning of period             1,702,291            -         3,323
                                     -----------  -----------  ------------
Cash, end of period                  $  571,863   $1,971,293  $    571,863
                                     ===========  =========== =============



  See accompanying notes to the unaudited consolidated financial statements.

                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999


NOTE 1 BUSINESS DESCRIPTION

     TopClick International, Inc. (a development stage company), "the Company", was incorporated on October 3, 1996 as Galveston Oil & Gas, Inc. under the laws of the state of Delaware in the United States of America. Effective July 8, 1998, the Company had a change of control, and the nature of the business was changed from development of oil and gas properties to the business of operating an Internet website.

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

NOTE 2 BASIS OF PRESENTATION

     These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim period. All such adjustments are of a normal recurring nature. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2000 presentation. The comparative results of operations are those for TopClick Corporation.

     These financial statements have been prepared on the basis that the Company is a going concern and is able to continue business and discharge its obligations in the ordinary course. In view of the limited cash on hand, it is possible that the Company will be unable to continue operations past October 30, 2000. The primary non-cash assets at March 31, 2000 were prepaid directors and officers insurance and fixed assets. In the opinion of management, there is not a material difference between the going concern values and liquidation value and accordingly no adjustment is required in these financial statements.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our SB-2 registration statement as amended and filed with the Securities and Exchange Commission.

NOTE 3 CONTINGENCIES

     The Company was the subject of a lawsuit by an individual who is claiming ownership interest in common stock of Helpful By Design Inc. (HBD). HBD sold certain assets, including a website to TopClick Corporation. There was a share exchange between TopClick Corporation and the Company that resulted in the Company legally controlling TopClick Corporation. The lawsuit was settled in April 2000 with the result that in May 2000 the Company will make a payment in respect of his legal fees of approximately $34,000. The shares that formed the basis of the dispute were shown as issued and outstanding at March 31, 2000 and the Company has accrued obligation for the legal fees.

NOTE 4 STOCK OPTIONS

     We have a 1999 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. Stock options for common stock comprise:

                                                       Weighted Average
                                        Shares         Exercise Price
                                        ------         --------------

     Outstanding - June 30, 1999                -      $       -
     Granted during the period          1,641,500           0.55
     Exercised during the period                -              -
     Canceled during the period                 -              -
     Outstanding - March 31, 2000       1,641,500      $    0.55
     Exercisable - March 31, 1999         773,000      $    0.55


     The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. The cost for the issuance of options to non-employees is based on the fair value of the options granted at the date the services were performed using the Black-Scholes option pricing model. Compensation expense for the three and nine months ended March 31, 2000 was $116,385.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options. For disclosure purposes, the Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the following assumptions:

                                                       2000
                                                       ----

          Risk-free interest rate                      6.0%
          Dividend yield rate                          -  %
          Price volatility                             125%
          Weighted average expected life of options    1 to 3 years


     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. FASB Interpretation No. 44 clarifies that non-employee members of an entity's Board of Directors do not meet the definition of an employee, in which case the requirements of SFAS No. 123 must be applied. However, an exception is made to require the application of APB Opinion No. 25 to stock compensation granted to a non-employee director for services provided as a director if the director was
     (a) elected by stockholders or (b) appointed to a board position that will be filled by stockholder election when the existing term expires.

     Through March 31, 2000, the Company had recognized $116,385 of compensation for options granted to non-employees. The pro forma effect of applying the fair value method of accounting for options issued to employees results in a $185,800 increase in net loss and a $0.01 increase in net loss per share for the nine months ended March 31, 2000.

NOTE 5 COMMITMENTS

     Future minimum lease payments required under the Company's leases, excluding the Company's share of operating costs and property taxes, are as follows:


               Year Ending June 30
               -------------------

                    2000                     $   31,300
                    2001                         64,000
                    2002                         29,000
                    2003                         29,000
                    2004                          4,800
                                             ----------
                                             $  158,100

NOTE 6  SUBSEQUENT EVENTS

     On April 28, 2000 as a result of the Company's limited cash resources, it terminated 11 employees and incurred termination costs of approximately $8,100 as a result. The Company plans to continue operations by subcontracting services out to management companies until it is either able to finance its operations or generate sufficient revenues to offset its operating expenses.

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

Sources of Cash

     The Company's primary source of cash is from the issuance of the Company's securities. In January 1999, the Company entered into a Financing Agreement which provided the Company with $2,000,000. The Company has attempted to obtain additional financing at commercially reasonable rates but has not closed a financing since February 1999. There can be no assurance that the Company will be able to obtain additional financing at commercially reasonable rates, or at all. The Company has expended, and will continue to expend in the future to the extent possible, substantial funds on the research and development of its products and services.

     At March 31, 2000 the Company had cash reserves sufficient to fund operations until June 30, 2000 based on its plan of operations at that date. Subsequently, on April 27, 2000, the Company undertook a plan of reorganization (see "Company's Plan of Operation for the Next 12 Months" below) which the Company believes will allow it to continue operations until October 31, 2000.

     The failure of the Company to obtain additional financing will significantly limit or eliminate the Company's ability to fund its research and development activities, which will have a materially adverse effect on the Company's ability to continue its operations.

Operating Results

     In the three months ended March 31, 2000, total expenses increased from $443,200 recorded in the first fiscal quarter to $557,000. The increase in expenses was primarily due to the fair value of options granted to non-employees which was $116,400. Expenses for the nine months ended March 31, 2000 increased from $493,300 in comparable period last year to $1.26 million. The increase in overall expenses is due to the increase in the number of employees and contractors and the general scale of operations.

     Contractor fees fell from $79,600 in the second fiscal quarter to $45,900 in the third fiscal quarter ended March 31, 2000 as the Company moved more of its personnel from contractor to full-time employee status. As a corollary, salaries and benefits increased from $119,600 in the first second fiscal quarter to $135,100 in the third fiscal quarter. Total salaries for the nine months ended March 31, 2000 were $274,400 compared to $11,500 in the corresponding period in the prior year. Rent and travel increased after the Company's San Diego sales office was opened in October. Office expenses increased in the third quarter due to the cost of the Company's annual general meeting. Most other expenses were broadly comparable from with the second quarter with the exception of directors fees which were paid in the second quarter but which are not currently being accrued and investor relations expenses which declined due to reduced investor relations activity.

     The Company's loss from operations increased from $1.25 million during the period from inception (May 15, 1998) through December 31, 1999 to $1.85 million for the period from inception to March 31, 2000. The Company's net loss for the three and nine month period ended March 31, 2000 was $700,500 and $1.38 million respectively compared to $154,700 and $487,200 in the corresponding periods in the prior fiscal year. The increase in the net loss was largely due to the increase in the operating loss, but in addition, the Company wrote off capitalized development costs of $149,000 as there is considerable uncertainty regarding the Company's ability to profit from these development costs.

     At March 31, 2000, the Company had approximately $452,000 in certificates of deposit. Management of the Company intends to utilize these funds to finance operations. Management of the Company believes that the Company can satisfy its cash requirements until June 30, 1999 without raising any additional funds, and subsequent to the restructuring in April, until October 30 2000.

     The Company uses the local currency, which is the Canadian dollar, as its functional currency. Assets and liabilities denominated in the foreign functional currency are translated at the exchange rate of the balance sheet date. Translation adjustments are recorded as a separate component of the shareholders' equity. Interest income and expenses denominated in foreign currency are translated at the weighted average exchange rate for the period. At March 31, 2000, most of the Company's financial instruments were denominated in United States dollars.

Company's Plan of Operation for Next 12 Months

     The Company has developed and launched a substantial privacy-based information site with thousands of links to privacy issues, news, books and organizations. The company is constantly updating and improving this site. The company believes that it can generate a number of revenue streams from a privacy site. For example, the Company has opened a virtual bookstore by packaging approximately 300 books on privacy issues. The Company intends to sell these books over the Internet and receive sales commissions. The Company expects to derive revenues from the virtual bookstore within the next nine months. While the Company is considering the possibility of generating revenues from subscription fees from subscribers for certain proposed privacy-based Internet services, the Company does not currently provide any specialized services and does not currently have any subscribers.

     The Company is also reviewing the possibility of selling sponsorship links on its site in the future, in particular related to other Internet privacy based businesses, and to charge those companies for providing this service. A charging schedule for providing sponsorship services has not yet been established by the Company.

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

     The Company's working capital position has diminished to a point at which the existing development plan would result in cash resources being exhausted by June 30, 2000. The Company has therefore developed a revised operating plan to extend the life of its cash resources. As part of this plan, TopClick terminated 11 of its 15 employees and consultants on April 28, 2000 and incurred severance costs of approximately $8,100. The Company has retained the services of certain key former employees through a management services company owned and operated by a former employee that will take responsibility for day to day management and marketing of the web site. TopClick intends to compensate this management company through a combination of cash and stock and to qualify that stock for trading at the earliest opportunity. It is planned that following this restructuring, the Company will have enough working capital to continue operations until October 31, 2000. This period is expected to be long enough for the Company to generate sufficient revenues to offset its operating expenses.

     This operating plan is subject to a number of material risks.

     Inadequate Working Capital - There can be no assurance that the Company's cash resources will last until October 31, 2000. Unless the Company can raise additional funds, it will have to cease operations.

     Commitment of Key Employees and Contractors - There can be no assurance that the revised arrangement will ensure the continued commitment of key individuals. If these individuals were to cease working for the Company it is possible that the Company would be unable to complete development of products services currently being developed. If any of the contractors were to cease working for the Company, there could be a materially adverse impact on the operations of the Company.

     Ability of Contractors to Sell the Company's Stock - The success of the revised operating plan is likely to depend on the contractors' ability to sell their stock. In the event that the Company is unable to register the stock, that there is insufficient liquidity to allow the contractors to sell their stock or that there are other barriers to issuing or selling stock, there is a material risk that the contractors may cease working for the company or that they may demand cash compensation. Either of these outcomes would cause a materially adverse impact on the operations of the Company.

     Ability to Generate Revenues - The Company does not currently generate revenues and there can be no assurance that the Company will be able to generate sufficient, or any, revenues within the planned six months or at all. Failure to generate sufficient revenues to cover operating expenses would have a materially adverse effect on the operations of the Company.

Developing Site Traffic

     The company has been in discussions with several other leading privacy-based web sites and is in the process of developing Affiliate programs for such sites which will encourage them to link to the TopClick privacy site and in turn drive their existing audiences to the site. Activities to date have yielded approximately 350,000 search requested per month with this number increasing since the relaunch of the site in February 2000. There is no assurance, however, that the Company will build an equity base that will be considered worth acquiring.

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

Expanding Internet Markets

     Nua, one of Europe's leading online consultants and developers, estimates that there were approximately 100 million Internet users worldwide in January, 1998. According to a recent report in Computer Intelligence, the growth rate of Internet users may have increased by as much as 30% in 1998. The Company plans to benefit from that growth; however, no guaranty can be provided that such benefit will occur.

Year 2000

     To the date of this report, the Company has not experienced any Year 2000-related problems. The Company continues to make appropriate backups of data and remains informed about Y2K compliance issues.

Employees

     As of March 31, 2000 the company retained the services of 15 employees and contractors however 11 of these employees and contractors were terminated on April 28, 2000. During the next 12 months, depending on the success of the Company's market expansion plan, the Company may be required to hire additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Except as specified below, there are no legal actions pending against the Company nor are any such legal actions contemplated.

     In March, 1999, the Company was informed that Allen Lees, a resident of British Columbia, was claiming an ownership interest in certain shares of common stock of Helpful By Design, Inc. ("HBD").

     Mr. Lees' claim to ownership of such HBD shares arises from consulting services which Mr. Lees was engaged to perform on behalf of HBD under its former name, Voxtech Communications, Inc., beginning in or about 1993. HBD disputes Mr. Lees' claim of ownership to those HBD shares. The Company has become involved in this dispute because in September, 1998, HBD sold certain assets, including a website, to one of the Company's subsidiaries, TopClick Corporation ("TC"), for, among other consideration, the issuance of 7,000,000 shares of $.001 par value common stock of TC. TC later entered into a stock exchange agreement with the Company which provided, among other things, that, as consideration for the exchange, assignment, transfer, conveyance, setting over and delivery of the shares of TC to the Company, the Company issued 8 shares of its $.001 par value common stock for every 7 shares of TC $.001 par value common stock.

     The lawsuit was settled in April 2000 with the result that in May 2000 the Company will make a settlement in respect of his legal fees of approximately $34,000. The shares that were at the center of the dispute were already shown as issued and outstanding and accordingly no further shares will be issued.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual general meeting on February 24, 2000. At that time the shareholders appointed a new board of directors and approved certain changes to the certificate of incorporation. We disclosed full particulars of the matters subject to vote in our January 24, 2000 proxy statement as circulated to stockholders and filed with the Securities and Exchange Commission. The results of the votes held at the annual general meeting were as follows:


Item                                    For         Against      Abstain
----                                    ---         -------      -------

1. a.     To appoint Chris Lewis to the
          Board of Directors            10,953,385           0    96,267
1. b.     To appoint John Jennings to
          the Board of Directors        10,651,504           0    26,664
1. c.     To appoint Bruce McKay to the
          Board of Directors            10,651,504           0    26,664
2.        To approve and adopt the
          Company's Stock Option Plan    7,956,091      77,385    44,372
3.        To approve, adopt and ratify
          the actions taken by the
          Company's officers and directors
          during the last fiscal year   10,557,989     207,308    53,918
4.        To approve the selection of
          Buckley Dodds to audit the
          consolidated financial statements
          of the Company for the fiscal
          year ended June 30, 1999      10,755,097      26,521    57,378
5.        To approve the selection of
          PriceWaterhouse Coopers
          to audit the consolidated
          financial statements of the
          Company for the fiscal year
          beginning July 1, 1999        10,790,845      19,289    22,862
6.        To amend the Certificate of
          Incorporation of the Company
          to require a special vote
          providing for an affirmative
          vote of two-thirds of the common
          stockholders in the event a
          person becomes a "controlling
          person" and seeks to implement
          a "business combination" of the
          Company with such person      7,500,932       22,939   205,411
7.        To amend the Certificate of
          Incorporation of the Company to
          require a two-thirds majority of
          the common stockholders for a
          significant merger or consolidation
          or disposition of assets      7,665,811       26,975    25,012



Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     The Company has not filed any reports on Form 8-K with the Commission during the three-month period ending March 31, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the San Diego, California, on May 22, 2000.

                              TOPCLICK INTERNATIONAL, INC.,
                              a Delaware corporation


                              By:  /s/ Chris Lewis
                                   ------------------------------
                                   Chris Lewis, President