Form 10KSB
period 2000-06-30
TOPCLICK INTERNATIONAL INC/DE
filed 2000-11-02
CIK 1083273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the period ended June 30, 2000

                                      OR

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                       Commission file number: 000-30382


                         TOPCLICK INTERNATIONAL, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                               330755473
----------------------------                           -----------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                        1636 West 2nd Avenue, Suite 200
                 Vancouver, British Columbia, Canada V6J 1H4
        --------------------------------------------------------------
         (Address of principal executive offices, including zip code)

        Registrant's Telephone No., including area code: (604) 737-1127
       -----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X    No
                                                            ----      ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's had no revenues in its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 19, 2000, was approximately $333,000 based on a price per share of $0.0625.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value was 15,128,215 as of September 30,2000.
Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                   PART I.

Item 1.   Description of Business
------    -----------------------

The Company was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General corporation Law of Delaware and initially was involved in the development of oil and gas properties. After the consummation of a series of corporate acquisitions specified more completely under the caption "Development of the Company", the nature of the Company's business changed from development of oil and gas properties to the business of facilitating the consumption of information, products and services via the Internet. To this end, the Company developed a website that was a one-stop information index to the top Internet guides.
This website was subsequently developed into a privacy-oriented search engine and privacy resource center where Internet users can find research Internet privacy issues, software products and books.

At the date of this report, the Company's liabilities exceed it current assets and the Company will have to cease operations unless it is successful in raising funds in the very near term.

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

On or about July 14, 1998, the name of E.Z.P.C. Canada, Inc., was changed to TopClick (Canada) Inc. In September, 1998, HBD sold the TopClick website (which website is described more specifically below) and related assets, including the one common share of TopClick (Canada) Inc., to TC for the issuance of 7,000,000 shares of $.001 par value common stock of TC to HBD and forgiveness of indebtedness owed by HBD to TopClick (Canada) Inc. The TopClick website and related assets were valued by the Board of Directors of HBD ("HBD Board") at US$700,000 (all amounts are in United States currency unless otherwise specified.) The HBD Board valued the forgiveness of a debt in the amount of $480,000 in Canadian Dollars ("C$") at $315,789, at an exchange rate of approximately 1.52 C$ to one United States dollar. The HBD Board believes that total consideration for the sale of the TopClick website and related assets was, therefore, approximately $1,015,789. As part of this transaction, TC agreed to convert the shares of preferred stock held by shareholders of TopClick (Canada) Inc. into shares of common stock of TC.

On or about January 30, 1999, TC entered into a Financing Agreement with the Company, Sonora, HBD, and other parties whereby a group of investors represented by Sonora provided $2,000,000 to the Company. As part of a series of related transactions, HBD and the shareholders of TC transferred their shares of TC to the Company so that TC became a wholly-owned subsidiary of the Company.

BUSINESS OF THE COMPANY. As set forth above, the Company owns and operates the TopClick website, a privacy-based information site with thousands of links to privacy issues, news, books and organizations. The TopClick website is located at the Internet address www.topclick.com. The current version of the website was launched in February 2000 and the number of visitors has grown every month since. In June 2000, there were 50,000 unique visitors to TopClick's website.

The company is constantly updating and improving this site. The company believes that it can generate a number of revenue streams from a privacy site. For example, the Company intends to sell books over the Internet and receive sales commissions. The Company expects to derive revenues from the virtual bookstore within the next nine months.

One of the key attractions of the site is its Internet searching ability which is based on the Google search engine. TopClick's competitors, which are not privacy-oriented, include Yahoo!, Excite, Lycos, GoTo.com, Go Network, Ask Jeeves, Dogpile, Northern Light, Looksmart, Infoseek, Snap!, Webcrawler, AOL Netfind, HotBot and Alta Vista. In addition to searching the Internet, the website includes the following resources:

     * An on-line bookstore that includes approximately 300 titles on privacy issues.

     * Privacy Market Place provides links to other websites with information about privacy software such as banner advertising blocking software and software for managing "cookies".

     *    Links to privacy advocacy groups.

The Company's website is hosted by GlobalCenter, Inc. ("GlobalCenter") under an agreement that is ongoing but can be cancelled with no notice. The Company has purchased servers and related software that is located at Frontier's site and pays monthly bandwidth charges and rack space lease charges to host the servers. As part of the server software, the Company has installed a statistical analysis and tracking software solution from Marketwave Corporation. The hosting architecture incorporates a fully redundant system supported by a "high-availability" load-balancing solution that distributes peak traffic across the servers to improve performance.

The company has also written and installed its own proprietary Protocol Optimization Software Code, which significantly enhances the speed of the search results to its customers via the Google protocol.

The Value Proposition of the Topclick private search engine is that it delivers fast, accurate search results under the banner of Personal Privacy. Specifically, the site hosts no banner advertisements from advertising networks like DoubleClick which set cookies against visitors' hard drives and then build personal profiles of those customers' interests.

The site also has no personal identifier technologies that can identify or profile visitors, and guarantees its customers that their information will never be sold or distributed to a third party. The Company has developed its own proprietary back-end sponsorship delivery software to allow it to deliver highly flexible sponsorship messages on its search results page, including the ability to create up to 10 hypertext links within the sponsor message, thus providing more click-through flexibility than traditional banner advertisements.

EMPLOYEES. The Company and its subsidiaries currently have two full-time employees and two contractors that devote substantially all of their efforts to the Company. Management of the Company anticipates using consultants for business, accounting, engineering, and legal services on an as-needed basis. The Company's key employee is Chris Lewis who is the President and Chief Executive Officer.

Item 2.   Description of Property.
------    -----------------------

TopClick's corporate headquarters are maintained in San Diego, California, with an Operations office in Vancouver, BC. The Vancouver lease agreement is for approximately 3,500 square feet of office space and expires in 2001. The San Diego lease is for 210 square feet and expires in November 2000.

The Company owns a variety of computers and other computer equipment for its operational needs. The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.

INTELLECTUAL PROPERTY STRATEGY. The Company exclusively owns any and all software that it develops and retains the right to license its products to third parties. The Company relies on a combination of copyright, NIS registration, trademark and trade secrecy laws, and confidentiality agreements with its employees and subcontractors, to protect its intellectual property rights in its products.

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

Item 3.   Legal Proceedings
-------   -----------------

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

Not Applicable

                                  PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters
------    --------------------------------------------------------

The Company participates in the OTC Bulletin Board, an electronic quotation medium for securities traded outside the NASDAQ Stock Market. The Company's common stock trades on the OTC Bulletin Board under the trading symbol "TOCK". The high and low trading prices recorded by the Company's stock have been:


                                   Fiscal Year Ended
                              June 30, 2000  June 30, 1999
                              -------------  -------------
                              High     Low    High    Low
                              ----    ----    ----   ----
          Quarter 1            3.22   0.38       -      -
          Quarter 2            1.53   0.31       -      -
          Quarter 3            2.38   0.31    5.88   2.98
          Quarter 4            0.88   0.25    4.50   1.81


This market for the Company's common stock is extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock.

There are approximately 4,600 holders of the Company's common stock. There have been no cash dividends declared on the Company's common stock since the Company's inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.

Item 6.   Plan of Operation
------    -----------------

This report specifies forward-looking statements of management of the Company within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 ("forward-looking statements") including, without limitation, forward-looking statements regarding the
company's expectations, beliefs, intentions and future strategies.   Forward-
looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward- looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this report have been compiled by management of the Company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the Company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, those forward-looking statements have been compiled as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this report. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in this report are accurate and the company assumes no obligation to update any such forward-looking statements.

Company's Plan of Operation for Next 12 Months
----------------------------------------------

The Company has developed and launched a substantial privacy-based information site (www.topclick.com) with thousands of links to privacy issues, news, books and organizations.

The Company has developed it's own back-end technology infrastructure to deliver sponsor placement messages on a rotating basis to potential site sponsors and has attracted several sponsors to place sponsor messages onto the site on a trial basis. The company believes that it can generate significant revenues from the sale of sponsorship to its highly targeted audience of privacy-concerned customers and has developed a flexible rate card to attract sponsors at different sponsorship and pricing levels.

The Company takes a very different approach to sponsorship to traditional banner advertisement strategies. The www.topclick.com Home Page has straightforward text placement links, whereas the Search Results page of the site has the capability to deliver a completely sponsor-branded results page, offering the sponsor a high impact message placement.

The Company can also deliver promotional messages through this system to represent other businesses with which it has developed revenue-sharing relationships. For example, in September 2000 the Company announced a partnership with www.chooseyourmail.com, a permission email service that will pay the company 40% of all revenues generated from subscribers that sign up for the service via the Company's web site.

The Company has retained the services of certain key individuals through management services agreements for day-to-day management and marketing of the web site. TopClick intends to compensate these individuals through a combination of cash and stock and to qualify that stock for trading at the earliest opportunity. The Company is currently being funded by creditors and does not have cash on hand to discharge all liabilities in the ordinary course.

On September 25, 2000 the company announced the appointment of iCapital Corporation Investment Bank to advise the company on business strategy and sources of funding. The company plans to seek merger acquisition candidates as part of a development plan to diversify its holdings, create earnings, and maximize shareholder value.

Subject to securing funding, the company plans to scale down its Canadian operations and to increase its US presence.

This operating plan is subject to a number of material risks.

INADEQUATE WORKING CAPITAL - At the date of this report, the Company's current liabilities exceed its current assets. The Company is relying on services provided by creditors and is not able to pay all its liabilities in the ordinary course. Unless the Company can raise additional funds in the very near term, it will have to cease operations.

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

ABILITY TO GENERATE REVENUES - The Company currently generates very small revenues and there can be no assurance that the Company will be able to generate sufficient revenues over the coming six months or at all. Failure to generate sufficient revenues to cover operating expenses could have a materially adverse effect on the operations of the Company.

Developing Site Traffic
-----------------------

In August 2000 www.topclick.com delivered almost 750,000 page impressions to 60,000 unique visitors, a 16% growth on the previous month's performance. Amongst its services, www.topclick.com offers what we believe is the Internets' only privacy-based search engine.

The company offers an affiliate partnership program whereby other web sites can place the www.topclick.com search engine onto their site as a free service to their customers; by August 31,2000 the company had successfully signed 236 web sites onto this program.

Name Identification
-------------------

The Company has purchased additional domain names and will attempt to prevent third parties from adopting names similar to TopClick. The Company has entered into various domain name registration agreements for Topsearches.com, Mytopclick.com, TopClicking.com, TopClick-Inc.com, TopClickinc.com, Top-Clicks.net, TopClick.net, TopClicks.net, TopClicks.com, Top-click.com, Top-clicks.com, Top-click.net, Lookmarks.com, Allownet and Allowmail with Network Solutions, Inc. ("NSI").

NSI is responsible for the registration of second-level Internet domain names in the top level COM, ORG, NET, and EDU domains. NSI registers these second-level domain names on a first come first served basis. By registering a domain name, NSI does not determine the legality of the domain name registration, or otherwise evaluate whether that registration or use may infringe upon the rights of a third party. Effective February 25, 1998, NSI revised its domain name dispute policy which provides, among other things, that if a registrant files a civil action related to the registration and use of a domain name, and provides NSI with a copy of the file-stamped complaint, NSI will maintain the status quo ante of the domain name record pending a final or temporary decision of that court. In such cases, NSI will deposit control of the domain name into the registry of the court by supplying the registrant with the registry certificate for deposit. While the domain name is in the registry of the court, NSI will not make any changes to the domain name record unless ordered by the court. The Company believes that this revision to NSI's domain name dispute policy will discourage frivolous claims against the domain names held by the Company. Domain name registrations are effective for two years and may be renewed year-to-year thereafter.

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

Management's Discussion and Analysis
------------------------------------


Sources of Cash
---------------

The Company's primary source of cash has been from the issuance of the Company's equity securities. In January 1999, the Company entered into a Financing Agreement which provided the Company with gross proceeds of $2,000,000. The Company is attempting to obtain additional financing at commercially reasonable rates but has not closed a financing since February 1999. There can be no assurance that any required additional financing will be available on favourable terms, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, the Company may be subject to certain limitations on operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, this could have a materially adverse effect on the Company's business, financial condition and results of operations.

In April 2000, the directors of the Company realized that there was insufficient cash to fund operations at the prevailing expenditure rate. Accordingly, the directors implemented a plan, the "April Reorganization" plan, further to which the majority of the Company's employees were terminated and expenditures were curtailed. As a result of the April Reorganization plan, monthly cash expenditures have been reduced from approximately $150,000 per month to approximately $55,000 per month. At the year ending June 30, 2000, the Company had cash reserves of $165,000, which was sufficient to fund operations until September 30, 2000. The Company's operations are currently being funded by creditors.

The failure of the Company to obtain additional financing will significantly limit or eliminate the Company's ability to fund its research and development activities, which will have a materially adverse effect on the Company's ability to continue its operations.

Operating Results
-----------------

For the year ending June 30, 2000, total expenses were $1,821,000, an increase from $483,000 for the year ending June 30, 1999. The increase in overall expenses is due to the increase in the number of employees and contractors and the general scale of operations with the most notable increases including contract fees, stock based compensation, wages and benefits, internet services, and office and miscellaneous.

Contractor fees increased from $193,000 in the year ending June 30, 1999 to $405,000 in the year ending June 30, 2000 as a result of an increase in the need for personnel with skill sets not currently employed by the company. The increase in wages and benefits from $26,000 to $335,000 was the result of the Company moving more of its personnel from contractor to full-time employee status, although after the April Reorganization, the salary costs dropped significantly as the Company again relied more on contractors. The increase in stock based compensation resulted from the fair value of options granted to non-employees of $113,000. There was no stock plan in effect in the prior year. The cost of Internet services increased from $13,000 to $85,000 as a result of increased website activity and fees paid to Google for searching services. Office expenses increased from $39,000 to $110,000 as a result of the increased scale of operations including the Company's annual general meeting that took place in the third quarter. Rent and travel increased after the Company's San Diego sales office was opened in October 1999.

The Company's loss from operations increased by $1,821,000 during the period resulting in total accumulated losses since inception (May 15, 1998) of $2,287,000. A loss of $1,821,000 for the year ending June 30, 2000 compares to the loss of $463,000 for the year ending June 30, 1999. The increase in the net loss was largely due to the increase in the operating loss, but in addition, the Company wrote off capitalized development costs of $260,000 as there was considerable uncertainty regarding the Company's ability to profit from these development costs.

The Company's ability to generate significant revenue is uncertain. Losses from operations and negative cash flow are expected to continue for the foreseeable future, at least through fiscal 2001. Operating losses will diminish in the first few months of fiscal 2001 over historic levels following the reduction in the scale of operations following the April Reorganization. Future expense trends will depend on the ability of the Company to obtain additional financing. Although the expectation is to begin generating revenues within six months, these revenues are projected to be substantially less than expenses for fiscal 2001. If the Company does not obtain further financing, revenue does not increase and if spending levels are not adjusted accordingly, the Company will not achieve profitability, which would have a materially adverse effect on business, financial condition and results of operations. Even if profitability is achieved, it may not be sustained or increased on a quarterly or annual basis in the future.

Working capital requirements depend on numerous factors. At June 30, 2000, the Company had approximately $165,000 in cash. Management of the Company intends to utilize these funds to finance operations. At the date of this report, cash on hand will be required to discharge liabilities.

The Company uses the local currency, which is the Canadian dollar, as its functional currency. Assets and liabilities denominated in the foreign functional currency are translated at the exchange rate of the balance sheet date. Translation adjustments are recorded as a separate component of the shareholders' equity. Interest income and expenses denominated in foreign currency are translated at the weighted average exchange rate for the period. At June 30, 2000, most of the Company's financial instruments were denominated in United States dollars.

Item 7.   Financial Statements
------    --------------------

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
------    ----------------------------------------------------------------

On May 19, 2000, the Company dismissed Buckley Dodds & Associates as its accountants and appointed PricewaterhouseCoopers, LLP as accountants. On September 18, 2000, the Company dismissed PricewaterhouseCoopers, LLP as accountants and appointed Davidson & Company. Neither Buckley Dodds & Associates nor PricewaterhouseCoopers, LLP rendered an opinion with an adverse opinion or disclaimer of opinion or any report modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accounts on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to change accounts was approved by the board of directors.

                                  PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
------    -------------------------------------------------------------

The directors and principal executive officer of the Company are as specified on the following table:


Name           Age       Position
----           ---       ---------

Chris Lewis    44        President, Chief Executive Officer, Chairman of the
                         Board of Directors
Grant Lee      34        Director


There are no family relationships between the officer and directors. Biographical Information on Company's Officer and Directors:

CHRIS LEWIS, PRESIDENT, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER - Chris Lewis is the Company's President and Chief Executive Officer, as well as Chairman of the Board of Directors. Mr. Lewis developed the TopClick Guide concept and has responsibility for the strategic planning relating to the products and services currently under development by the Company. Mr. Lewis has significant experience in business planning and marketing and has participated in the development and commercial exploitation of 19 products, including the world's first alphanumeric paging service. His marketing and communications experience includes small regional direct mail advertising campaigns to full national television advertising campaigns supported by print advertising, outdoor poster activities, product design and packaging, 1-800 telephone response facilities and full media launch presentations.

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

GRANT LEE, DIRECTOR AND SECRETARY - Grant Lee has been a director since May 2000. He was previously a director of one of our subsidiaries, TopClick Canada, Inc. from October 1998, to November 1999 and the Director of Administration for TopClick Canada, Inc. from February 2000 to June 2000. In 1988, he founded West Connect Imports Inc., an import wholesale company which imported products used in the medical and dental fields. From 1993 to 1996, he worked as an international market researcher for the Ministry of Economic Development, Small Business and Trade with the Government of British Columbia. In 1996, Grant opened two restaurant franchise businesses, which he operated until November 1999. Mr. Lee was the President and director of a company that was petitioned into bankruptcy in September 1999.

Mr. Lee holds an MBA from the University of Washington, an International Business Diploma from Capilano College in Vancouver, Canada, and a BSc in BioPsychology from the University of British Columbia.

Item 10.  Executive Compensation.
-------   ----------------------

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to the Chief Executive Officer of the Company. There are no other officers of the Company, nor have there been since our last report on Form 10-KSB, whose total annual salary and bonus exceeded $100,000.

                                      TABLE 1
                            SUMMARY COMPENSATION TABLE
                                                                           Long Term Compensation
                                                                 ----------------------------------
                                    Annual Compensation(1)              Awards                  Payouts
                                  --------------------------      -------------------          ---------
                                                      Other                                                   All
                                                     Annual      Restricted                                  Other
Name and                                             Compen-        Stock                         LTIP      Compen-
Principal                Year     Salary    Bonus    sation       Award(s)       Options/       Payouts      sation
Position                 Year       ($)      ($)     ($)(2)          ($)          SARs            ($)          ($)
---------------         -------  --------   -----   ---------    --------------- ----------     ------      --------

Chris Lewis               1999   $144,000    None      None        None         None            None       None
                          2000   $126,720    None      None        None         None            None       None

------------------------------

Aggregated Option Exercises In The Year Ended June 30, 2000 And June 30, 2000 Option Values
------------------------------------------------------------------------

The following table sets forth certain information concerning the number and value of unexercised options held by the named executive officers and directors at June 30, 2000. No options were exercised during the year ended June 30, 2000.


                 Number of Securities Underlying  Value of Unexercised
                  Unexercised Options at June 30, in the Money Options
                          2000                      at June 30, 2000
                   Exercisable  Unexercisable Exercisable   Unexercisable
                   -----------  ------------- -----------   -------------
Chris Lewis            400,000              -    $    -           $     -
Grant Lee               39,000         12,000    $    -           $     -


Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the estimated fair market value of the common stock at June 30, 2000, of $0.25 per share, less the exercise price.

COMPENSATION OF DIRECTORS. The Company does not have a formal director compensation plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of June 30, 2000 by (I) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group.


  Name and Address of       Nature of      Number of      Percent
  Beneficial Owner      Beneficial Owner   Shares Held        of Class
  --------------------  ----------------   -----------       ---------
Chris Lewis
1636 West 2nd Street
Vancouver, BC         Officer and Director   5,680,571           40.8%

Grant Lee                   Director            97,000            0.7%

All officers and
directors as a group
(two persons)                                5,777,571           41.5%


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

Item 12.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

Related Party Transactions.
--------------------------

During the year ended June 30, 2000, the Company paid certain expenses on behalf of Chris Lewis, the Chief Executive Officer of the Company. The total sum of these expenses, $24,166 was repaid subsequent to year-end. During the year ended June 30, 2000, each of the five directors of the Company's subsidiary, TopClick (Canada) Inc. was awarded 10,000 restricted shares of common stock plus 15,000 stock options at an exercise price of $0.50. During the year ended June 30, 2000, the Company paid or accrued contractor fees of $88,200 (1999 - $nil) to a director of the Company and $24,892 (1999 - $nil) to a company controlled by a relative of a director of the Company. In addition, both directors currently hold stock options as disclosed below.

Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

During the fourth quarter, the Company filed the following Reports on Form 8-
K:

On May 11, 2000 the Company filed a report on Form 8-K pursuant to Item 5 of such Form, regarding a restructuring of the Company's affairs.

On May 23, 2000 the Company filed a report on Form 8-K pursuant to Items 4 and 7 of such Form, regarding a change of the Company's accountants.

On June 2, 2000 the Company filed an amendment to the May 23, 2000 report on Form 8-K pursuant to 7 of such Form, providing additional disclosure concerning the change of the Company's accountants.

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, on November 2, 2000.
                                   TOPCLICK INTERNATIONAL, INC.,
                                   a Delaware corporation


                                   By:  /s/ Chris Lewis
                                        ----------------------------------
                                        Chris Lewis
                                   Its: President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By:  /s/ Chris Lewis
                                        ----------------------------------
                                        Chris Lewis
                                        Director

                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS
                     (Expressed in United States Dollars)


                                 JUNE 30, 2000

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors of
Topclick International, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of Topclick International, Inc. as at June 30, 2000 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended June 30, 2000 and for the period from commencement of development stage on May 15, 1998 to June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Topclick International, Inc. as at June 30, 2000 and the results of its operations, changes in stockholders' equity and its cash flows for the year ended June 30, 2000 and for the period from commencement of development stage on May 15, 1998 to June 30, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Topclick International, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The audited consolidated financial statements as at June 30, 1998 and for the year then ended were examined by other auditors who expressed an opinion without reservation on those statements in their report dated September 1, 1999.

Vancouver, Canada                                        Chartered Accountants
October 3, 2000

                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                     (Expressed in United States Dollars)

                                       June 30,        June 30,
                                         2000         1999
                                         ----         ----
ASSETS
Current
  Cash and cash equivalents          $ 165,115    $  1,702,291
  Receivables                           53,940          16,414
  Prepaid expenses                      26,805               -
  Due from related party (Note 6)       24,166               -
                                     ----------  --------------

  Total current assets                 270,026       1,718,705

Capital assets (Note 7)                127,971          78,324

Software development costs (Note 8)          -         260,019
                                     ----------  --------------

Total assets                         $ 397,997    $  2,057,048
                                     ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
  Accounts payable and accrued
     liabilities                     $  36,903    $     23,569
  Due to related party                       -             450
                                    -----------  --------------

  Total current liabilities             36,903          24,019
                                    -----------  --------------

Stockholders' equity
  Capital stock (Note 9)
     Authorized
       99,980,000 common shares,
       par value of $0.001
       20,000 preference shares, par value of
       $0.001
       Issued
       13,463,215 common shares (1999 -
       13,407,473 common shares)        13,463          13,407
  Additional
    paid-in capital                  2,608,785       2,465,714
  Deficit accumulated during the
     development stage              (2,286,919)       (464,014)
  Accumulated comprehensive other
     income                             25,765          17,922
                                   ------------    ------------

                                       361,094       2,033,029
                                   ------------    ------------

Total liabilities and stockholders'
     equity                          $ 397,997    $  2,057,048
                                   ============   =============



  The accompanying notes are an integral part of these consolidated financial statements.


                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (Expressed in United States Dollars)

                                 From
                               Commence-
                                ment of
                              Development
                               Stage on
                                May 15,    Year Ended       Year Ended
                                1998 to      June 30,         June 30,
                             June 30, 2000       2000             1999
                            --------------   ----            -----

REVENUE                     $        -   $         -     $          -
                           ------------   -----------      -----------

EXPENSES
  Advertising and promotion     75,643        56,537           19,106
  Bank charges                   1,637         1,300              305
  Consulting fees               33,789             -           33,789
  Contractor fees              598,112       404,848          193,264
  Depreciation                  36,324        33,964            2,360
  Directors' fees               50,124        50,124                -
  Internet services             97,993        84,783           13,210
  Investor relations           108,923        81,529           27,394
  Office and miscellaneous     149,160       110,424           38,736
  Professional fees            200,579       119,526           79,674
  Rent                         100,173        78,046           22,127
  Stock-based compensation     113,127       113,127                -
  Telephone and utilities       13,738         3,455           10,283
  Transfer agent and
     registrar                  12,754        12,754                -
  Travel and automobile         92,707        75,918           16,789
  Wages and benefits           360,764       335,121           25,643
  Write-off of software
      development costs
     (Note 8)                  260,019       260,019                -
                           ------------   -----------       ----------

                            (2,305,566)   (1,821,475)        (482,680)
                            -----------   -----------      -----------

Loss before other items     (2,305,566)   (1,821,475)        (482,680)
                           ------------   -----------      -----------

OTHER ITEMS
  Interest income               56,639        32,584           24,055
  Write-off of deferred
     charges                    (3,978)            -           (3,978)
  Litigation settlement
     (Note 16)                 (34,014)        (34,014)             -
                            -----------   -----------      -----------

                                18,647        (1,430)          20,077
                            -----------   -----------      -----------

Loss for the period         $(2,286,919) $(1,822,905)    $   (462,603)
                          =============  ============     ============

Basic and diluted loss per
  share                                  $     (0.14)    $      (0.04)
                                         ============    =============

Weighted average number of
  shares of common stock
  outstanding                             13,444,684       12,000,682
                                         ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                     (Expressed in United States Dollars)

                               From
                             Commence-
                              ment of
                            Development
                             Stage on
                              May 15,     Year Ended      Year Ended
                              1998 to      June 30,        June 30,
                           June 30, 2000     2000            1999
                           -------------     ----            ----

Loss for the period         $(2,286,919) $(1,822,905)    $   (462,603)

Other comprehensive income
  Foreign currency
  translation adjustments       25,765         7,843           17,922
                            -----------  ------------    -------------

Comprehensive loss for the
  period                    $(2,261,154) $(1,815,062)    $   (444,681)
                           ------------  ------------    -------------








  The accompanying notes are an integral part of these consolidated financial statements.

                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (Expressed in United States Dollars)

                                                                Deficit         Accumu-
                                                                Accumu-         lated
                                                                 lated          Compre-
                                Number of         Additional  During the        hensive
                                 Common              Paid-in Development        Other
                                 Shares     Amount   Capital       Stage        Income          Total
                                 ------     ------   ------- -----------        -------         -----

Balance at May 15, 1998        2,450,000  $ 2,450   $17,456   $ (16,583)        $       -       $    3,323
  Cash proceeds from the
  issuance of common
  stock by Topclick
  (Canada) Inc.                       -         -    51,625           -                 -           51,625
  Loss for the period                 -         -         -      (1,411)                -           (1,411)
                               ---------  --------  --------  ----------        ----------     ---------

Balance at June 30, 1998      2,450,000     2,450    69,081     (17,994)                -           53,537
  Common stock of Topclick
  Corporation issued for
  acquisition of internet
  property (Note 8)           6,972,774     6,973   141,577           -                 -          148,550

  Common stock of Topclick
  Corporation issued for
  acquisition of Topclick
  (Canada) Inc. (Note 5a)       514,929       515    51,243           -                 -           51,758

  Common stock of Topclick
  Corporation issued
  for contractor fees            20,000        20    19,980           -                 -           20,000

  Common stock of Topclick
  Corporation issued for cash   192,297       192   255,298           -                 -          255,490

  Common stock of Topclick
  Corporation surrendered in
  acquisition of Topclick
  International, Inc.
  (Note 5b)                  (7,700,000)   (7,700) (519,723)          -                 -         (527,423)

  Issuance of common stock
  for acquisition of Topclick
  International, Inc.
  (Note 5b)                   8,800,000     8,800   450,415      16,583                 -          475,798

  Common stock issued for
  cash                        2,157,473     2,157 1,997,843           -                 -        2,000,000

  Loss for the period                 -         -         -    (462,603)                -         (462,603)

  Cumulative translation
  adjustment                          -         -         -           -            17,922           17,922
                            ------------  -------- --------- -----------       -----------      -----------

Balance at June 30, 1999     13,407,473    13,407 2,465,714    (464,014)           17,922        2,033,029

  Common stock issued for
  directors' fees                50,000        50    24,950           -                 -           25,000

  Common stock issued for
  contractor fees                 5,742         6     4,994           -                 -            5,000

  Stock-based compensation for
  options issued to
  consultants and
  non-employees                       -          -  113,127           -                 -          113,127

  Loss for the period                 -         -         -  (1,822,905)                -       (1,822,905)

  Cumulative translation
  adjustment                          -         -         -           -              7,843           7,843
                            ------------  -------- --------- -----------          ----------     -----------

Balance at June 30, 2000     13,463,215   $13,463 $2,608,785 $(2,286,919)         $ 25,765        $361,094
                            ============  ================== ===========          ==========      ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Expressed in United States Dollars)

                               From
                             Commence-
                              ment of
                            Development
                             Stage on
                              May 15,     Year Ended      Year Ended
                              1998 to      June 30,        June 30,
                           June 30, 2000     2000            1999
                           -------------   ---------      -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Loss for the period       $(2,286,919) $(1,822,905)    $   (462,603)
  Adjustments to reconcile
     loss to net cash
     used in operating
     activities:
     Depreciation                36,324       33,964            2,360
     Write-off of deferred
     charges                      3,978            -            3,978
     Write-off of software
        development costs       260,019      260,019                -
     Issuance of shares for
        contractor fees          25,000        5,000           20,000
     Issuance of shares for
        directors' fees          25,000       25,000                -
     Stock-based compensa-
        tion                    113,127      113,127                -

  Changes in other operating
     assets and liabilities:
     Increase in receivables    (53,940)     (37,526)         (16,414)
     Increased in prepaid
       expenses                 (26,805)     (26,805)               -
     (Increase) decrease in due
       from related party       (24,166)     (24,616)             350
     Increase in accounts
       payable and accrued
       liabilities               33,058       13,334           17,624
                               ---------    ---------       ----------

  Net cash used in operating
      activities             (1,895,324)  (1,461,408)        (434,705)
                           -------------  -----------    -------------


CASH FLOWS FROM INVESTING
  ACTIVITIES
  Acquisition of capital
     assets                    (174,370)     (83,611)         (90,759)
  Software development
     costs                     (101,394)           -         (101,394)
                           ------------- ------------   --------------

  Net cash used in investing
     activities                (275,764)     (83,611)        (192,153)
                           ------------- ------------    -------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of shares of
     common stock for
     cash                     2,307,115            -        2,255,490
                           ------------- ------------   --------------

  Net cash provided by
     financing activities     2,307,115                    2,255,490
                           ------------- ------------    -------------


Change in cash and cash
  equivalents during the
  period                        136,027   (1,545,019)       1,628,632

Effect of exchange rate
  changes on cash
  and cash equivalents           25,765        7,843           17,922
                            ------------ ------------    -------------

Net change in cash and cash
  equivalents during the
  period                        161,792   (1,537,176)       1,646,554

Cash and cash equivalents,
  beginning of period             3,323    1,702,291           55,737
                            ------------  -----------    -------------

Cash and cash equivalents,
  end of period             $   165,115  $   165,115     $  1,702,291
                            ============ ============    =============

Cash paid during the period
  for:
  Interest expense          $         -  $         -     $          -
  Income taxes                        -            -                -
                            ============ ============    =============


Supplemental disclosure for non-cash operating, financing and investing activities (Note 12)










  The accompanying notes are an integral part of these consolidated financial statements.

                         TOPCLICK INTERNATIONAL, INC.
                         (A Development Stage Company)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (Expressed in United States Dollars)
                                 JUNE 30, 2000

1.   HISTORY AND ORGANIZATION OF THE COMPANY

     Topclick International, Inc. (the "Company") was incorporated on October 3, 1996 under the laws of the state of Delaware in the United States of America and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company changed its name from Galveston Oil & Gas, Inc. to Topclick International, Inc. on February 5, 1999. The Company is in the business of operating an Internet website providing users with a one-stop information index to the top Internet guides.

     Effective February 23, 1999, the Company acquired all the issued and outstanding common stock of Topclick Corporation by issuing 8,800,000 shares of common stock (Note 5b). As a result of the share exchange, control of the combined companies passed to the former shareholders of Topclick Corporation. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Topclick Corporation. Recapitalization accounting results in consolidated financial statements being issued under the name of Topclick International, Inc., but are considered a continuation of Topclick Corporation. As a result, the financial statements presented represent the consolidated financial position of the above companies as at June 30, 2000 and the results of operations of Topclick Corporation from its deemed date of inception on May 15, 1998 and the results of operations of Topclick International, Inc. from the date of acquisition on February 23, 1999. The number of shares of common stock outstanding at June 30, 2000 as presented are those of Topclick International, Inc.

     Topclick Corporation was incorporated under the laws of the state of Delaware on July 8, 1998. Effective July 8, 1998, Topclick Corporation acquired all the issued and outstanding common stock of Topclick (Canada) Inc. (Note 5a), a company under common control, and as such, the business combination has been accounted for at historical costs in a manner similar to that in a pooling of interests.

     Topclick (Canada) Inc. was incorporated under the laws of the Canada Business Corporation Act and commenced operations on May 15, 1998. Since Topclick (Canada) Inc. was acquired by Topclick Corporation, a company under common control, the deemed date of inception of Topclick Corporation is May 15, 1998.

     In addition, Topclick Corporation purchased certain Internet assets (Note
8) from Helpful by Design Inc., a company also under common control. This has been accounted for at predecessor historical costs.

2.   GOING CONCERN

          The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has no current source of revenue. Without realization of additional capital, it would be unlikely that the Company could continue as a going concern. It is management's plan to seek additional capital through equity financings.


                                     June 30,      June 30,
                                       2000          1999
                                      ------        -------
Deficit accumulated during the
  development stage                  $ (2,286,919)   $   (464,014)
Working capital                           233,123       1,694,686


3.     SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation
     ---------------------------

     These consolidated financial statements include the accounts of Topclick International, Inc. and its wholly-owned subsidiaries Topclick Corporation and Topclick (Canada) Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

     Cash and cash equivalents
     -------------------------

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Estimates
     ---------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign currency translation
     ----------------------------

     The Company has determined that the functional currency of its operations is the local currency, the Canadian dollar. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the year-end exchange rates. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Related exchange gains and losses are included in a separate component of stockholders' equity under cumulative translation adjustment. Exchange gains and losses resulting from foreign currency transactions are included in income for the year.

     Capital assets
     --------------

     Capital assets are stated at cost. Depreciation is provided over the estimated useful life using the following methods:


     Computer equipment and software 30% declining balance
     Furniture and office equipment  20% declining balance
     Leasehold improvements          Straight-line basis over term of lease


     In the year of acquisition, depreciation is provided at one-half the above rates.

     Software development costs
     --------------------------

     The Company has adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

     Stock based compensation
     ------------------------

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

     Accounting for derivative instruments and hedging activities
     ------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     Income taxes
     -------------

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Comprehensive income
     --------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components.

     Loss per share
     --------------

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires basic and diluted earnings per share to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

     Disclosure about segments of an enterprise and related information
     ------------------------------------------------------------------

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management
disaggregates a company.   Currently, SFAS 131 has no effect on the Company's
consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment in Canada.

     Comparative figures
     -------------------

     Certain comparative figures have been reclassified to conform with the current year's presentation.

     Recent accounting pronouncements
     --------------------------------

     In March 2000, the Financial Accounting Standards Board, or FASB, released FASB Interpretation No.44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We believe that our practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on our consolidated financial statements.

     In March 2000, the Emerging Issues Task Force of the FASB, or EITF, issued EITF 00-2, "Accounting for the Costs of Developing a Website." This issue addresses how an entity should account for costs incurred to develop a website. We believe that our current accounting practices relating to costs of developing a website are in conformity with this announcement and that it will have no impact on our consolidated financial statements.

4.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, receivables, amounts due from related party and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

5.   BUSINESS COMBINATIONS

     a) On July 8, 1998, Topclick Corporation acquired all the issued and outstanding common stock of Topclick (Canada) Inc. from Helpful by Design Inc. As consideration, Topclick Corporation issued 514,929 shares of common stock. The acquisition was accounted for using the purchase method.

          Since Topclick Corporation and Helpful by Design, Inc. were companies under common control, the purchase was recorded at historical costs.

          The total purchase price of $51,758 was allocated as follows:


       Cash                          $ 37,158
       Receivable                      16,000
       Accounts payable                (1,400)
                                    ----------
                                     $ 51,758
                                    ==========


     b) On February 23, 1999, Topclick International, Inc. acquired all the issued and outstanding common stock of Topclick Corporation consisting of 7,700,000 shares of common stock. As consideration, Topclick International, Inc. issued 8,800,000 shares of common stock. Legally, Topclick International, Inc. is the parent of Topclick Corporation. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of Topclick Corporation. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Topclick Corporation rather than a business combination. Accordingly, the net assets of Topclick Corporation are included in the balance sheet at book values, with the net assets of Topclick International, Inc. recorded at fair market value at the date of acquisition. The revenues and expenses and assets and liabilities reflected in the consolidated financial statements prior to the date of acquisition are those of Topclick Corporation. Revenue and expenses and assets and liabilities subsequent to the date of acquisition include the accounts of Topclick International, Inc.

6.   DUE FROM RELATED PARTY

     Amounts due from a director of the Company are unsecured, non-interest bearing and have no fixed terms of repayment.

     The fair value of amounts due from a director are not determinable as they have no specified repayment terms.

7.   CAPITAL ASSETS


                                 Accumulated      Net Book Value
                        Cost    Depreciation       2000           1999
                        ----    ------------       ----           ----
Computer equipment
  and software       $  124,869  $  36,715   $   88,154     $   57,091
Furniture and office
  equipment              36,149      8,341       27,808         21,233
Leasehold improve-
  ments                  13,352      1,343       12,009              -
                     ----------  ---------   ----------    -----------

                     $  174,370  $  46,399   $  127,971     $   78,324



     During the year ended June 30, 1999, $10,075 of depreciation of computer equipment was capitalized as software development costs.

8.   SOFTWARE DEVELOPMENT COSTS

     Software development costs are comprised of hardware and software costs incurred and acquired by the Company in developing its Internet website.

     In July 1998, Topclick Corporation acquired Internet website property from Helpful by Design Inc. As consideration, Topclick Corporation issued 6,972,774 shares of common stock. Since Topclick Corporation and Helpful by Design, Inc. were companies under common control, the purchase was recorded at historical costs of $148,550.

     During the current year, the Company decided to write off to operations its software development costs of $260,019 to reflect the uncertainty of these costs generating any future economic benefits.

9.   CAPITAL STOCK

     Additional paid-in capital
     --------------------------

     The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

10.  STOCK OPTIONS

     Stock option plan
     -----------------

     In 1999, the board of directors approved the creation of the 1999 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

     Stock based compensation expense
     --------------------------------

     SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

     Following is a summary of the stock option activity:


                                                   Weighted
                                                    Average
                                      Number       Exercise
  Outstanding at June 30, 1998
     and 1999                               -     $       -
     Granted                        1,661,500          0.55
     Forfeited                       (231,250)         0.50
     Exercised                              -             -
                                   -----------    ----------

  Outstanding at June 30, 2000      1,430,250          0.56
                                    ==========    ==========


     The weighted average fair value of options granted to non-employees and consultants during the current year is approximately $0.26 per share.

     Following is a summary of the status of options outstanding at June 30, 2000:


                             Outstanding Options                 Exercisable
Options
                            --------------------     --------------------
                                  Weighted
                                   Average  Weighted            Weighted
                                  Remaining  Average             Average
                                 ContractualExercise            Exercise
Exercise Price           Number       Life     Price    Number     Price
--------------           -----------------  --------   ------   --------
$ 0.50                 1,234,250       2.4   $  0.50   621,188   $  0.50
  0.70                   46,000        1.0      0.70    46,000      0.70
  1.00                   150,000       1.0      1.00    75,000      1.00
                      ----------   -------  --------  --------  --------
                       1,430,250                       742,188
                      ==========                      ========


     The Company granted 939,000 options to consultants and non-employees during the current year which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the year ended June 30, 2000 was $113,127.

     The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:



                                     June 30,      June 30,
                                       2000          1999
                                       ----          ----
  Risk-free interest rate                 6.0%            -
  Expected life of the options       1.5 years            -
  Expected volatility                    11.5%            -
  Expected dividend yield                   -             -
                                     =========     =========


11.  RELATED PARTY TRANSACTIONS

     The Company entered into the following transactions with related parties:

     a) Paid or accrued directors' fees of $50,124 to directors of the Company.

     b) Paid or accrued contractor fees of $88,200 to a director of the Company and $24,892 to a company controlled by a relative of a director of the Company.

12. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

     Significant non-cash transactions for the year ended June 30, 2000:

     a) The Company issued 50,000 shares of common stock at a deemed value of $25,000 for directors' fees.

     b) The Company issued 5,742 shares of common stock at a deemed value of $5,000 for contractor fees.

     Significant non-cash transactions for the year ended June 30, 1999:

     a) The Company acquired Internet website property at a deemed value of $148,550 through the issuance of 6,972,774 shares of common stock of Topclick Corporation (Note 8).

     b) The Company acquired Topclick (Canada) for a purchase price of $51,758 through the issuance of 514,929 shares of common stock of Topclick Corporation (Note 5a).

     c) Topclick Corporation issued 20,000 shares of common stock at a deemed value of $20,000 for contractor fees.

     d) The Company issued 8,800,000 shares of common stock to acquire all the issued and outstanding common stock of Topclick Corporation (Note 5b).


13.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

                                     June 30,      June 30,
                                       2000          1999
     Tax benefit of net operating
       loss carryforward           $1,160,100     $ 207,900
     Valuation allowance           (1,160,100)     (207,900)
                                   -----------    ----------
                                   $        -     $       -
                                   ===========   ===========


     The Company has a net operating loss carryforward of approximately $2,578,000 (1999 - $462,000). The valuation allowance increased to $1,160,000 from $207,900 during the year ended June 30, 2000 since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

  The operating loss carryforwards expire as follows:


     2006                          $   462,000
     2007                            2,116,000
                                   -----------

                                   $ 2,578,000
                                  ============

14.    ACCUMULATED COMPREHENSIVE OTHER INCOME

     Total comprehensive loss for the year ended June 30, 2000, and the year ended June 30, 1999 is $1,815,062 and $444,681, respectively. The only item included in other comprehensive income is foreign currency translation adjustments in the amounts of $7,843 for the year ended June 30, 2000 and $17,922 for the year ended June 30, 1999.



                                      Foreign
                                     Currency        Accumulated
                                    Translation     Comprehensive
                                    Adjustment       Other Income
                                    -----------     -------------

Beginning balance, June 30, 1998   $         -     $            -
Current year change                     17,922             17,922
                                   -----------      -------------

Ending balance, June 30, 1999           17,922             17,922
Current year change                      7,843              7,843
                                   -----------     --------------
Ending balance, June 30, 2000      $    25,765     $       25,765
                                   ===========      =============


15.    COMMITMENTS

     The Company is committed to future minimum lease payments for operating leases for premises of:


     Year Ending June 30
       2001                        $    38,264
       2002                              3,189
                                   -----------
                                   $    41,453
                                   ===========


16.  LITIGATION SETTLEMENT

     During the current year, the Company settled a lawsuit by an individual claiming he was owed shares of common stock of the Company as part of the acquisition of Topclick (Canada) and Internet property from Helpful By Design Inc. (Note 5a and 8). The lawsuit was settled in April 2000 with a cash payment of $34,014.

17.  SUBSEQUENT EVENTS

     The following transactions occurred subsequent to June 30, 2000:

     a) The Company issued 165,000 shares of common stock at a deemed value of $41,250 as consideration for contractor services.

     b) The Company entered into a Finders and Assistance Agreement with iCapital Corporation, effective September 15, 2000, whereby iCapital Corporation will assist the Company in various merger and acquisition efforts and transactions. As consideration, the Company will pay a 5% fee on the value of any transactions involving iCapital Corporation under this agreement.

     c) The Company entered into a Financial Consulting Services Agreement with iCapital Corporation, effective September 19, 2000, for a term of one year. The agreement calls for a $100,000 cash engagement fee to be paid which can be satisfied through the issuance of 1,500,000 shares of common stock of the Company and a $15,000 cash payment.