Form 10QSB
period 2000-09-30
TOPCLICK INTERNATIONAL INC/DE
filed 2000-11-20
CIK 1083273

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        -------------------------------

                                  FORM 10-QSB
(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                    For the period ended September 30, 2000
OR

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                       Commission file number: 000-30382

                         TOPCLICK INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Delaware                                     330755473
--------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                           7676 Hazard Center Drive
                             Office 10, 5th Floor
                        San Diego, California    92108
        --------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

        Registrant's Telephone No., including area code: (619) 298-8225
        ---------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X     No __
                                                      ----
As of November 10, 2000, there were 15,128,215 shares of the issuer's Common Stock outstanding.

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements

          Unaudited Consolidated Balance Sheets - September 30, 2000 and June 30, 2000

          Unaudited Consolidated Statement of Operations - Three Months Ended September 30, 2000 and 1999 and for the period from May 15, 1998 (Inception) to September 30, 2000

          Unaudited Consolidated Statement of Cash Flows - Three Months Ended September 30, 2000 and 1999 and for the period from May 15, 1998 (Inception) to September 30, 2000

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Pending Legal Proceedings

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports Filed on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         TopClick International, Inc.
                         (A Development Stage Company)
                     Unaudited Consolidated Balance Sheet
                    As at September, 2000 and June 30, 2000

                                   September 30         June 30
                                       2000           2000
                                   ------------         -------
Current assets
  Cash                             $    47,763      $  165,115
  Goods and Services Tax receivable     18,057          53,940
  Prepaid expenses                      13,518          26,805
  Deferred issue costs                  15,000               -
  Due from related party                36,572          24,166
                                   ------------   -------------
                                       130,910         270,026
Property, plant and equipment           98,249         127,971
                                   ------------   -------------
Total assets                       $    229,159   $    397,997
                                   ============   =============
Current Liabilities
  Accounts payable                 $    14,808    $     36,903
                                   ------------   -------------
Stockholders' equity
  Preferred stock - $0.001 par
  value, 20,000 shares authorized,
  none issued and outstanding                -               -
  Common stock - $0.001 par value,
  99,980,000 shares authorized,
  15,128,215 and 13,463,215 shares
  outstanding at September 30,
  2000 and June 30, 2000
  respectively.                         15,128          13,463
  Additional paid-in capital         2,954,671       2,608,785
  Accumulated comprehensive other
     income                             23,251          25,765
  Deficit accumulated during the
     development stage              (2,778,699)     (2,286,919)
                                 --------------   -------------
Total stockholders' equity             214,351         361,094
                                   ------------   -------------
Total liabilities and stockholders'
  equity                           $   229,159    $    397,997
                                   ============   =============


  See accompanying notes to the unaudited consolidated financial statements.

                         TopClick International, Inc.
                         (A Development Stage Company)
                Unaudited Consolidated Statement of Operations
     For the Three Months Ended September 30, 2000 and September 30, 1999
    And for the Period from May 15, 1998 (Inception) to September 30, 2000

                           For the three months ended May 15, 1998
                                  September 30       (Inception) to
                              2000           1999    September 30,
                              ----           ----         2000
                                                          ----

Revenue                            -               -           -
                           ------------  ------------   ----------
Expenses
  Advertising and
     promotion                10,515         23,255       86,158
  Bank charges                   127            370        1,764
  Consulting fees            300,000          2,007      333,789
  Contractor fees             30,515         71,920      628,627
  Depreciation                 8,649          1,582       44,973
  Director fees                    -              -       50,124
  Internet services            2,512         10,692      100,505
  Investor relations               -              -      108,923
  Office and general          16,524         13,197      165,684
  Professional fees              266         26,726      200,845
  Rent                        22,641         10,152      122,814
  Salaries and benefits       54,158         19,687      414,922
  Stock based compensation     6,300              -      119,427
  Telephone and utilities      3,527          2,437       17,265
  Transfer agent and
     registrar                     -              -       12,754
  Travel and automobile       18,352         22,986      111,059
  Loss of sale of furniture
     and equipment             2,030              -        2,030
  Impairment of long-lived
     assets                   16,503              -       16,503
  Write off development
     costs                         -              -      260,019
                          -----------  -------------   ----------
                             492,619        205,011    2,798,185
                          -----------  -------------   ----------
Operating loss              (492,619)      (205,011)  (2,798,185)
Other items
  Interest income                839             24       57,478
  Write off deferred
     charges                       -              -       (3,978)
  Litigation settlement            -              -      (34,014)
                          -----------  -------------   ----------
                                 839             24       19,486
                          -----------  -------------   ----------
Net loss for the period     (491,780)      (204,987)  (2,778,699)
Accumulated deficit,
  beginning of period     (2,286,919)      (464,014)           -

                          -----------  -------------   ----------
Accumulated deficit,
  end of period           (2,778,699)      (669,001)  (2,778,699)
                          -----------  -------------   ----------
Weighted average shares   13,730,661     13,407,473
Loss per share                 (0.04)         (0.02)


  See accompanying notes to the unaudited consolidated financial statements.


                         TopClick International, Inc.
                         (A Development Stage Company)
                Unaudited Consolidated Statement of Cash Flows
            For the Three Months Ended September 30, 2000 and 1999
      And for the Period from May 15, 1998 (Inception) to March 31, 2000

                          Three Months   Three Months  Period from
                              Ended          Ended    May 15, 1988
                          September 30   September 30  (Inception)
                              2000           1999     to September
                          -------------  ------------    30, 2000
                                                      ------------
Cash provided by (used in)
Operating activities
  Net (loss) for the
     period                $(491,780)     $(204,987)  (2,778,699)
  Items not involving cash:
     Write-off of deferred
       charges                     -              -        3,978
     Depreciation              8,649          1,582       44,972
     Loss on sale of
       equipment               2,030              -        2,030
     Charge for impairment
       of long-lived
       assets                 16,503              -       16,503
     Issuance of shares for
       directors fees              -              -       25,000
     Issuance of shares for
       contractor fees and
       salaries               41,250              -       66,250
     Issuance of shares for
       consulting fees       300,000              -      300,000
     Write-off of development
       cost                        -              -      260,019
     Stock based
       compensation            6,300              -      119,427
  Changes in non-cash working
     capital
     Goods and Services Tax
       receivable             35,640         (8,615)     (18,301)
     Prepaid expenses         13,105         (4,815)     (13,700)
     Accounts payable        (21,904)        10,990       11,156
     Due to related party    (12,900)          (450)     (37,066)
                          -----------    -----------  -----------
                            (103,107)      (206,295)  (1,998,431)

Financing activities
  Proceeds from issuance
     of common stock               -              -    2,307,115
  Deferred issue costs       (15,000)             -      (15,000)
                          -----------    -----------  -----------
                             (15,000)             -    2,292,115
                          -----------    -----------  -----------
Investing activities
  Acquisition of property,
     plant and equipment           -        (47,183)    (174,370)
  Proceeds on disposition
     of furniture and
     equipment                 1,214              -        1,214
  Software development
     costs                         -        (50,386)    (101,394)
                          -----------    -----------  -----------
                               1,214        (97,569)    (274,550)
Foreign exchange adjustment     (459)             -       25,306
                          -----------    -----------  -----------
Increase (decrease) in
  cash                      (117,352)      (303,864)      44,440

Cash, beginning of period    165,115      1,702,291        3,323
                          -----------    -----------  -----------
Cash, end of period        $  47,763      $1,398,427   $  47,763
                          -----------    -----------  -----------



  See accompanying notes to the unaudited consolidated financial statements.

                         TopClick International, Inc.
                         (A Development Stage Company)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000 AND 1999

NOTE 1.   BASIS OF PRESENTATION

     These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of financial position, results of operations, comprehensive income and cash flows at September 30, 2000 and for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2001 presentation.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000 included in our Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001.

NOTE 2.   GOING CONCERN

     The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financings.

                                   September 30,    June 30,
                                       2000           2000
                                   ------------      ----------
  Deficit accumulated during the
     development stage             $(2,778,699)   $ (2,286,919)
  Working capital                      116,102         233,123


NOTE 3.   STOCK ISSUANCES

     In August 2000, the Company issued 165,000 shares of common stock, at a deemed value of $0.25 per share, to contractors and employees of the Company as compensation for services provided.

     In September 2000, the Company issued 1,500,000 shares of common stock, at a deemed value of $0.20 per share, to a consultant for services rendered.

NOTE 4.   IMPAIRMENT OF LONG-LIVED ASSETS

     Certain assets not required for ongoing operations were sold subsequent to September 30, 2000 resulting in a charge of approximately $16,500 to reflect a reduction in their carrying value to approximate their fair value.

NOTE 5.   STOCK OPTIONS

     We have a 1999 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. In August 2000, the Board of Directors repriced options to employees and contractors so that the exercise price was reduced from $0.50 per share to $0.25 per share. This repricing did not increase the fair value of stock options granted due to the decline in the Company's stock price since the options were originally awarded. Stock options for common stock are set out below. There were no comparative figures for the three months ended September 30, 2000.


                                          Shares      Weighted Avg.
                                                     Exercise Price
                                          -------    --------------
       Outstanding -June 30, 2000       1,430,250      $    0.56
       Granted during the period                -              -
       Exercised during the period              -              -
       Forfeited during the period        (67,500)     $    1.00
                                       -----------     ----------
       Outstanding -September 30, 2000  1,362,750      $    0.36
                                       ===========     ==========

       Exercisable -September 30, 2000    953,875      $    0.41
                                       ===========     ==========


       Following is a summary of the status of options at September 30, 2000:



       Outstanding Options            Exercisable Options

                            Weighted
                            Average   Weighted               Weighted
                            Remaining Average               Average
   Exercise                 Contrac-  Exercise               Exercise
   Price        Number      tual Life Price      Number     Price
   ----------       ------ ---------  --------      ------      -----
   $      0.25     959,250       2.6  $   0.25     542,875  $    0.25
          0.50     275,000       0.7      0.50     275,000       0.50
          0.70      46,000       0.7      0.70      46,000       0.70
          1.00      82,500       0.8      1.00      90,000       1.00
                ----------                       ----------

                 1,362,750                         953,875
                ==========                      ==========


NOTE 6.SEGMENTED INFORMATION

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

In April 2000, the directors of the Company realized that there was insufficient cash to fund operations at the prevailing expenditure rate. Accordingly, the directors implemented a plan, the "April Reorganization" plan, further to which the majority of the Company's employees were terminated and expenditures were curtailed. As a result of the April Reorganization plan, monthly cash expenditures have been reduced from approximately $150,000 per month to approximately $55,000 per month. At the September 30, 2000, the Company had cash reserves of $47,800, which in combination with proceeds from the sale of assets was sufficient to fund operations until November 15, 2000. Realization of receivable amounts may generate more cash to support operations. The Company's operations are currently being funded by creditors.

The failure of the Company to obtain additional financing will significantly limit or eliminate the Company's ability to fund its research and development activities, which will have a materially adverse effect on the Company's ability to continue its operations.

Operating Results

In the three months ended September 30, 2000, expenses increased to $492,600 from $205,000 in the corresponding period a year earlier. The increase in expenses was primarily due to consulting fees in the quarter and increased rent and impairment of long lived assets offset by reduced office expenses and advertising and promotion. Reduced office, advertising and promotion expenses reflect a reduced level of overall activity. The consulting fees relate to business consulting services regarding an evaluation of the Company's strategic direction. Rent expense has increased compared to the previous fiscal year since the Company now maintains a facility in San Diego. The charge for impairment of long-lived assets represents a write down of furniture and computers that were sold after the quarter-end. The assets sold have been written down to their net realizable value.

The Company's loss from operations increased from $2.28 million for the period from inception (May 15, 1998) through June 30, 2000 to $2.78 million for the period from inception to September 30, 2000. The Company's net loss for the three month period ended September 30, 2000 was $491,800 compared to $205,000 in the corresponding period in the prior fiscal year. The increase in the net loss was largely due to additional operating expenses, although interest income was up slightly over the comparative period also.
At September 30, 2000, the Company had $47,800 in cash. Management of the Company intends to use these funds to finance operations. At the date of this report, cash on hand will be required to discharge liabilities.

The Company's ability to generate significant revenue is uncertain. Losses from operations and negative cash flow are expected to continue for the foreseeable future, at least through fiscal 2001, if cash is available to fund operations. Future expense trends will depend on the ability of the Company to obtain additional financing. Although the expectation is to begin generating revenues within six months, these revenues are projected to be substantially less than expenses for fiscal 2001. If the Company does not obtain further financing, revenue does not increase and if spending levels are not adjusted accordingly, the Company will not achieve profitability, which would have a materially adverse effect on business, financial condition and results of operations. Even if profitability is achieved, it may not be sustained or increased on a quarterly or annual basis in the future.

The Company uses the local currency, which is the Canadian dollar, as its functional currency. Assets and liabilities denominated in the foreign functional currency are translated at the exchange rate of the balance sheet date. Translation adjustments are recorded as a separate component of the shareholders' equity. Interest income and expenses denominated in foreign currency are translated at the weighted average exchange rate for the period. At September 30, 2000, most of the Company's financial instruments were denominated in United States dollars.

Company's Plan of Operation for Next 12 Months

The Company has developed and launched a substantial privacy-based information site (www.topclick.com) with thousands of links to privacy issues, news, books and organizations.

The Company has developed its own back-end technology infrastructure to deliver sponsor placement messages on a rotating basis to potential site sponsors and has attracted several sponsors to place sponsor messages onto the site on a trial basis. The company believes that it can generate significant revenues from the sale of sponsorship to its highly targeted audience of privacy-concerned customers and has developed a flexible rate card to attract sponsors at different sponsorship and pricing levels.
The company takes a very different approach to sponsorship to traditional banner advertisement strategies. The www.topclick.com home page has straightforward text placement links, whereas the Search Results page of the site has the capability to deliver a completely sponsor-branded results page, offering the sponsor a high impact message placement.

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

COMMITMENT OF KEY EMPLOYEES AND CONTRACTORS - There can be no assurance the Company will be able to maintain the continued commitment of key individuals. If these individuals were to cease working for the Company it is possible that the Company would be unable to complete development of products services currently being developed. If any of the contractors were to cease working for the Company, there could be a materially adverse impact on the operations of the Company.

ABILITY TO GENERATE REVENUES - There can be no assurance that the Company will be able to generate sufficient revenues over the coming six months or at all. Failure to generate sufficient revenues to cover operating expenses could have a materially adverse effect on the operations of the Company.

DEVELOPING SITE TRAFFIC

In August 2000 www.topclick.com delivered almost 750,000 page impressions to 60,000 unique visitors, a 16% growth on the previous month's performance. Amongst its services, www.topclick.com offers what we believe is the Internet's' only privacy-based search engine.

The company offers an affiliate partnership program whereby other web sites can place the www.topclick.com search engine onto their site as a free service to their customers; by August 31, 2000 the company had successfully signed 236 web sites onto this program.

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

EMPLOYEES. During the next 12 months, depending on the availablity of funding and the success of the Company's market expansion plan, the Company may hire up to 20 additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 2.   Changes in Securities

During the three months ended September 30, 2000, the Company issued the following unregistered securities:

     (a) In August 2000, the Company issued 165,000 shares of common stock, at a price of $0.25 per share, to contractors and employees of the Company as compensation for services provided.

     (b) In September 2000, the Company issued 1,500,000 shares of common stock, at a price of $0.20 per share, to a consultiant as compensation for services provided.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

The Company has not filed any exhibits on Form 8-K with the Commission during the three-month period ending September 30, 2000.

On September 25, 2000 the Company filed a report on Form 8-K pursuant to Items 4 and 7 of such Form, regarding a change of the Company's accountants.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the San Diego, California, on November 20, 2000.

                                   TOPCLICK INTERNATIONAL, INC.,
                                   a Delaware corporation

                                   By:  /s/ Chris Lewis
                                        ------------------------
                                   Its: President