Form 10QSB
period 2000-12-31
TOPCLICK INTERNATIONAL INC/DE
filed 2001-03-05
CIK 1083273

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        -------------------------------

                                  FORM 10-QSB
(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                    For the period ended December 31, 2000
                                    OR

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

As of December 31, 2000, there were 22,268,215 shares of the issuer's Common Stock outstanding.

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements

          Consolidated Balance Sheets - December 31, 2000 and June
          30, 2000

          Consolidated Statement of Operations - Three Months and
          Six Months Ended December 31, 2000 and 1999

          Consolidated Statement of Cash Flows - Six Months Ended
          December 31, 2000 and 1999

          Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Pending Legal Proceedings

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports Filed on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         TOPCLICK INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                        December 31       June 30
                                           2000            2000
                                       ------------   ------------
                                       (Unaudited)
Current assets
  Cash                                $      6,086    $    165,115
  Goods and Services Tax receivable          9,752          53,940
  Prepaid expenses                               -          26,805
  Deferred issue costs                           -               -
  Due from related party                     6,373          24,166
                                       ------------   -------------
  Total Current Assets                      22,211         270,026
Property, plant and equipment                6,560         127,971
  (Note 3)
                                       ------------   -------------
Total assets                          $     28,771    $    397,997
                                       ============   =============
Current Liabilities
  Accounts payable                    $     41,278    $     36,903
                                       ------------   -------------
Stockholders' equity (deficiency)
  Preferred stock - $0.001 par
  value, 20,000 shares authorized,
  none issued and outstanding                    -               -
  Common stock - $0.001 par value,
  99,980,000 shares authorized,
  22,268,215 and 13,463,215 shares
  outstanding at December 31,
  2000 and June 30, 2000
  respectively.                             22,268          13,463
  Additional paid-in capital             3,049,630       2,608,785
  Accumulated comprehensive other
     income                                 22,715          25,765
  Deficit accumulated during the
     development stage                  (3,107,120)     (2,286,919)
                                       ------------   -------------
Total stockholders' equity                 (12,507)        361,094
  (deficiency)
                                       ------------   -------------
Total liabilities and stockholders'
  equity (deficiency)                 $     28,771    $    397,997
                                       ============   =============


  See accompanying notes to the unaudited consolidated financial statements.

                         TOPCLICK INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
          UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                     (EXPRESSED IN UNITED STATES DOLLARS)

                            For the Three Months      For the Six Months
                             Ended December 31,       Ended December 31,
                            ----------------------  ----------------------
                              2000          1999        2000       1999
                              -----        -----       -----       -----
Revenue                        3,477            -       3,477            -
                          -----------  ----------- -----------  -----------
Expenses
  Advertising and
    promotion                   (298)       1,261      10,217       21,262
  Bank charge                    339          399         466          769
  Consulting fees                  -            -     300,000        2,007
  Contractor fees             11,010       79,533      41,525      206,913
  Depreciation                 2,697        5,801      11,346        7,383
  Director fees                    -       50,124           -       50,124
  Internet services           30,533        6,910      33,045       17,602
  Office and general          23,605       73,766      40,129       90,217
  Professional fees           40,078       55,636      40,344       82,362
  Rent                        14,405       21,206      37,046       31,358
  Salaries and benefits      131,265      124,509     185,424      144,196
  Stock based
    compensation                   -            -       6,300            -
  Telephone and utilities      2,444        4,184       5,971        6,621
  Transfer agent and
    registrar                      -            -           -            -
  Travel and automobile        6,286       19,874      24,638       42,860
  Loss of sale of
    equipment                 59,563            -      78,096            -
  Write down of GST
    receivable                10,000            -      10,000            -
  Write off of software
    development costs              -            -           -            -
                          -----------  ----------- -----------  -----------
                             331,928      443,203     824,547      703,674

Loss before other items     (328,451)    (443,203)   (821,070)    (703,674)

Other items
  Interest income                 30       21,865         869       21,889
  Write off of deferred
    charges                        -            -           -            -
  Litigation settlement            -            -           -            -
                          -----------  ----------- -----------  -----------
                                  30       21,865         869       21,889
                          -----------  ----------- -----------  -----------
Loss for the period         (328,421)    (421,338)   (820,201)    (681,785)
Accumulated deficit,
  beginning of period     (2,778,699)    (832,710) (2,286,919)    (572,263)
                          -----------  ----------- -----------  -----------
Accumulated deficit,
  end of period           (3,107,120)  (1,254,048) (3,107,120)  (1,254,048)
                          -----------  ----------- -----------  -----------

Weighted average number
  of shares of common
  stock outstanding       15,361,041   13,454,756  14,545,851   13,431,114
Basic and diluted loss
  per share                    (0.02)       (0.03)      (0.06)       (0.05)


  See accompanying notes to the unaudited consolidated financial statements.

                         TOPCLICK INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
          UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                     (EXPRESSED IN UNITED STATES DOLLARS)
                                 (Continued)


                                        From Start of
                                      Development Stage
                                       On May 15, 1998
                                    to December 31, 2000
                                       ---------------
Revenue                                          3,477
                                        --------------
Expenses
  Advertising and promotion                     85,860
  Bank charges                                   2,103
  Consulting fees                              333,789
  Contractor fees                              639,637
  Depreciation                                  47,670
  Director fees                                 50,124
  Internet services                            131,038
  Office and general                           298,212
  Professional fees                            240,923
  Rent                                         137,219
  Salaries and benefits                        546,188
  Stock based compensation                     119,427
  Telephone and utilities                       19,709
  Transfer agent and registrar                  12,754
  Travel and automobile                        117,345
  Loss of sale of equipment                     78,096
  Write down of GST receivable                  10,000
  Write off of software development
    costs                                      260,019
                                       ----------------
                                             3,130,113

Loss before other items                     (3,126,636)

Other items
  Interest income                               57,508
  Write off of deferred charges                 (3,978)
  Litigation settlement                        (34,014)
                                        ---------------
                                                19,516
                                        ---------------
Loss for the period                         (3,107,120)
Accumulated deficit, beginning
  of period                                          -
                                        ---------------
Accumulated deficit, end of
  period                                    (3,107,120)
                                        ---------------
Weighted average number
  of shares of common
  stock outstanding                                  -
Basic and diluted loss
  per share                                          -


  See accompanying notes to the unaudited consolidated financial statements.


                         TOPCLICK INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                     (EXPRESSED IN UNITED STATES DOLLARS)

                                                              From Start of
                                                               Development
                                 Six Months     Six Months    Stage on May
                                    Ended          Ended        15, 1998
                                December 31,    December 31,       to
                                    2000           1999       December 31,
                                                                  2000
                                -------------  ------------- -------------
Cash provided by (used in)
Operating activities
  Loss for the period            $  (820,201)   $  (681,785)   (3,107,120)
  Items not involving cash:
     Write-off of deferred
       charges                             -              -         3,978
     Depreciation                     11,346          8,943        47,670
     Loss on sale of equipment        79,416              -        79,416
     Issuance of shares for
       directors fees                      -         50,000        50,000
     Issuance of shares for
       contractor fees and
       salaries                      448,350              -       473,350
     Issuance of shares for
       consulting fees                     -              -             -
     Write-off of software
       development costs                   -              -       260,019
     Stock based compensation          6,300              -       119,427
  Changes in non-cash working
     capital:
     Goods and Services Tax
       receivable                     22,796        (23,451)      (31,144)
     Prepaid expenses                 26,169        (39,318)         (636)
     Accounts payable                  5,460         14,381        38,518
     Due to related party             17,007              -        (7,159)
                                 ------------   ------------  ------------
                                    (203,357)      (671,230)   (2,073,681)

Financing activities
  Proceeds from issuance
     of common stock                       -        (13,436)    2,307,115
                                 -----------     -----------  ------------
                                           -        (13,436)    2,307,115
                                 ------------    -----------  ------------
Investing activities
  Acquisition of property,
     plant and equipment                   -        (49,481)     (174,370)
  Proceeds on sale of equipment       21,497              -        21,497
  Software development costs               -              -      (101,394)
                                  -----------    -----------  ------------
                                      21,497        (49,481)     (254,267)
                                  -----------    -----------  ------------
Foreign exchange adjustment           22,831        (21,260)       23,596
                                  -----------    -----------  ------------
Increase (decrease) in cash         (159,029)      (755,407)        2,763

Cash, beginning of period            165,115      1,702,291         3,323
                                  -----------    -----------  ------------
Cash, end of period              $     6,086    $   946,884   $     6,086
                                  -----------    -----------  ------------



  See accompanying notes to the unaudited consolidated financial statements.

                         TOPCLICK INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999

NOTE 1.   BASIS OF PRESENTATION

These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of financial postion, results of operations, nd cash flows as at December 31, 2000 and for the periods then ended. All such adjustments are of a normal recurring nature. The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year or any other period. Certain amounts have been reclassified to conform to the fiscal 2001 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000 included in our Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001.

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

                                   December 31,       June 30,
                                       2000           2000
                                   ------------      ----------
  Deficit accumulated during the
     development stage             $(3,107,120)   $ (2,286,919)
  Working capital                      (19,067)        233,123


NOTE 3.   STOCK ISSUANCES

During the quarter the Company disposed of substantially all of its property plant and equipment for net proceeds of $21,497 and recorded a loss on disposition of $78,096. Of this loss, $16,503 had been recognized in a prior period as a charge for impairment. At December 31, 2000, the Company owned computer and telephone equipment with a net book value of $6,560. The telephone equipment was subsequently sold for $3,280.

NOTE 4 STOCK ISSUANCES

In August 2000, the Company issued 165,000 shares of common stock, at a deemed value of $0.25 per share of common stock, to contractors and employees of the Company as compensation for services provided.
In September 2000, the Company issued 1,500,000 shares of common stock, at a deemed value of $0.20 per share of common stock, to a consultant for services rendered.

In December 2000, the Company issued 7,040,000 shares of common stock, at a deemed value of $0.015 per share, and, 100,000 shares of common stock, at a deemed value of between $0.015 and $0.0156 per share of common stock to employees of the Company as compensation for services provided.

NOTE 5. STOCK OPTIONS

We have a 1999 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. In August 2000, the Board of Directors repriced options to employees and contractors so that the exercise price was reduced from $0.50 per share to $0.25 per share. This repricing did not increase the fair value of stock options granted due to the decline in the Company's stock price since the options were originally awarded. Stock options for common stock are set out below. There were no comparative figures for the six months ended December 31, 2000.

                                     Shares       Weighted Avg.
                                                 Exercise Price
                                  ------------   --------------
Outstanding -June 30, 2000          1,430,250     $       0.56
Granted during the period                   -                -
Exercised during the period                 -                -
Forfeited during the period           (67,500)    $       1.00
                                  ------------   --------------
Outstanding -December 31, 2000      1,362,750     $       0.36
                                  ============   ==============
Exercisable - December 31, 2000       975,125     $       0.41
                                  ============   ==============


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

SOURCES OF CASH

The Company's primary source of cash has been from the issuance of the Company's equity securities. In January 1999, the Company entered into a Financing Agreement which provided the Company with gross proceeds of $2,000,000. The Company is attempting to obtain additional financing at commercially reasonable rates but has not closed a financing since February 1999. There can be no assurance that any required additional financing will be available on favorable terms, or at all. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, the Company may be subject to certain limitations on operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, this could have a materially adverse effect on the Company's business, financial condition and results of operations.

At December 31, 2000, the Company had cash reserves of $6,100, which, in combination with proceeds from the ongoing sale of assets and services provided by creditors has been sufficient to fund operations to date. Realization of receivable amounts may generate more cash to support operations. The Company's operations are currently being funded by creditors.

The failure of the Company to obtain additional financing will significantly limit or eliminate the Company's ability to fund its research and development activities, which will have a materially adverse effect on the Company's ability to continue its operations.

OPERATING RESULTS

During the three months ended December 31, 2000, the Company earned advertising revenues of $3,500 from its website. These revenues represent the first revenues that the Company has recorded. Expenses for the six months ended December 31, 2000 increased to $811,100 from $648,200 in the corresponding period a year earlier. The increase in expenses was primarily due to consulting fees paid in the first fiscal quarter and recognition of a loss on the disposition of furniture and equipment. Expenses for the three months ended December 31, 2000 decreased to $321,900 from $443,200 in the corresponding period a year earlier, with the decrease reflecting reduced staffing and operating activities. Expenses during the three months ended December 31, 2000 primarily comprised salaries, much of which was paid through the issuance of shares of common stock, costs associated with the operation of the www.TopClick.com website and losses on sale of captial assets. Office expenses, contractor fees and professional fees decreased, reflecting the streamlining of operations. Reduced office, advertising and promotion expenses also reflect a reduced level of overall activity.

The Company's loss from operations increased from $2.28 million for the period from inception (May 15, 1998) through June 30, 2000 to $3.11 million for the period from inception to December 31, 2000. The Company's net loss for the six month period ended December 31, 2000 was $814,500 compared to $648,200 in the corresponding period in the prior fiscal year.

At December 31, 2000, the Company had $6,100 in cash and a $9,700 receivable. Management of the Company intends to use these funds to continue operations and to discharge liabilities.

The Company's ability to generate significant revenue is uncertain. Losses from operations and negative cash flow are expected to continue for the foreseeable future, at least through fiscal 2001, if cash is available to fund any further operations. Future expense trends will depend on the ability of the Company to obtain additional financing. Although the expectation is to begin generating revenues within six months, these revenues are projected to be substantially less than expenses for fiscal 2001. If the Company does not obtain further financing, revenue does not increase and if spending levels are not adjusted accordingly, the Company will not achieve profitability, which would have a materially adverse effect on business, financial condition and results of operations. Even if profitability is achieved, it may not be sustained or increased on a quarterly or annual basis in the future.

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

THE COMPANY'S CONTINGENCY PLANS

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

EMPLOYEES

During the next 12 months, depending on the availability of funding and the success of the Company's market expansion plan, the Company may hire up to 20 additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 2.   Changes in Securities

     During the three months ended December 31, 2000, the Company issued the following unregistered securities:

     (a) In December 2000, the Company issued 7,040,000 shares of common stock, at a price of $0.015 per share, and, an additional 100,000 shares of common stock at a price of $0.0156 to employees of the Company as compensation for services provided.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 6.   Exhibits and Reports on Form 8-K

     There are no Exhibits filed with this current report on Form 10-QSB.

     On October 20, 2000 the Company filed a report on Form 8-K, pursuant to
     Item 7 of such Form, regarding the changing of accountants.

     On December 12, 2000 the Company filed a report on Form 8-K, pursuant to
     Item 5 of such Form, regarding closing its Canadian office.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the San Diego, California, on February 26, 2001.

                                   TOPCLICK INTERNATIONAL, INC.,
                                   a Delaware corporation

                                   By:  /s/ Chris Lewis
                                        ------------------------
                                   Its: President