Form 10QSB
period 2001-03-31
TOPCLICK INTERNATIONAL INC/DE
filed 2001-05-21
CIK 1083273

================================================================================
                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 000-30382

                          TOPCLICK INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)







            Delaware                                        330755473
            --------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




                            7676 Hazard Center Drive
                              Office 10, 5th Floor
                           San Diego, California 92108
                           ---------------------------
         Registrant's Telephone No., including area code: (619) 298-8225
         ---------------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
As of March 31, 2001, there were 22,928,215 shares of the issuer's Common Stock outstanding.


================================================================================

                                      INDEX



PART I.     FINANCIAL INFORMATION..............................................3

Item 1.     Financial statements

            Unaudited Consolidated Balance Sheets - March 31, 2001 and June 30, 2000

            Unaudited Consolidated Statement of Operations - Three Months and Nine Months Ended March 31, 2001 and 2000

            Unaudited Consolidated Statement of Cash Flows - Nine Months Ended March 31, 2001 and 2000

            Notes to Unaudited Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................10

PART II.    OTHER INFORMATION.................................................10

Item 1.     Pending Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports Filed on Form 8-K

SIGNNATURES...................................................................10

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549





PART I. FINANCIAL INFORMATION



Item 1. Financial Statements


TopClick International, Inc.
(A Development Stage Company)
Unaudited Consolidated Balance Sheets
(Expressed in United States Dollars)

                                                                             March 31                   June 30
                                                                               2001                      2000
Current assets
  Cash                                                                                $ 351                $ 165,115
  Accounts receivable                                                                   516                        -
  Goods and Services Tax receivable                                                   9,786                   53,940
  Prepaid expenses                                                                        -                   26,805
  Due from related party                                                              7,423                   24,166
                                                                       ---------------------       ------------------
  Total current assets                                                               18,076                  270,026
Property, plant and equipment (Note 3)                                                2,984                  127,971
                                                                       ---------------------       ------------------
Total assets                                                                       $ 21,060                $ 397,997
                                                                       =====================       ==================

Current Liabilities
  Accounts payable                                                                 $ 71,445                  $36,903
                                                                       ---------------------       ------------------

Stockholders' equity (deficiency)
    Preferred stock - $0.001 par value, 20,000 shares authorized,
    none issued and outstanding                                                           -                        -
    Common shares - $0.001 par value, 99,980,000 shares authorized,
    22,928,215 and 13,463,215 shares outstanding at March 31, 2001 and June 30, 2000 respectively.
                                                                                     22,928                   13,463
    Additional paid-in capital                                                    3,075,370                2,608,785
    Accumulated other comprehensive income                                           22,315                   25,765
    Deficit accumulated during the development stage                             (3,170,998)              (2,286,919)
                                                                       ---------------------       ------------------
Total stockholders' equity (deficiency)                                             (50,385)                 361,094
                                                                       ---------------------       ------------------
Total liabilities and stockholders' equity (deficiency)                            $ 21,060                 $397,997
                                                                       =====================       ==================






See accompanying notes to the unaudited consolidated financial statements.

TopClick International, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations and Deficit
(Expressed in United States Dollars)




                                                                                                                      From Start of
                                                                                                                      Development
                                                                                                                      Stage on May
                                                    For the Three Months Ended         For the Nine Months Ended      15, 1998 to
                                                             March 31                          March 31               March 31,2001
                                                   ------------------------------    ------------------------------   ------------
                                                       2001            2000              2001            2000
Revenue                                                    2,976               -             6,453               -          6,453
                                                   -------------- ---------------    -------------- ---------------   ------------
Expenses
   Advertising and promotion                                 568          18,362            12,095          49,926         87,738
   Bank charges                                              376             563               842           1,332          2,479
   Consulting fees                                             -               -           300,000               -        333,789
   Contractor fees                                         3,116          45,943            44,641         252,083        642,753
   Depreciation                                              217          13,265            11,563          22,208         47,887
   Director fees                                               -               -                 -          50,124         50,124
   Internet services                                      14,579          23,065            47,624          41,887        145,617
   Office and general                                     16,122         108,801           101,256         277,699        573,656
   Rent                                                    1,624          23,107            38,670          54,465        138,843
   Salaries and benefits                                  26,354         143,937           211,778         288,133        572,542
   Stock based compensation                                    -         116,385             6,300         116,385        119,427
   Transfer agent and registrar                                -               -                 -               -         12,754
   Travel and automobile                                   4,601          29,942            29,239          72,802        121,946
   Loss on sale of equipment                               (703)               -            77,393               -         77,393
   Write down of GST receivable                                -               -            10,000               -         10,000
   Write off of software development costs                     -         149,032                 -         149,032        260,019
                                                   -------------- ---------------    -------------- --------------    ------------
                                                          66,854         672,402           891,401       1,376,076      3,196,967
                                                   -------------- ---------------    -------------- ---------------   ------------
Loss before other items                                  (63,878)       (672,402)         (884,948)     (1,376,076)    (3,190,514)
Other items
   Interest income                                             -           5,869               869          27,758         57,508
   Write off of deferred charges                               -               -                 -               -         (3,978)
   Litigation settlement                                       -         (34,014)                -         (34,014)       (34,014)
                                                   -------------- ---------------    -------------- ---------------   ------------
                                                               -        (28,145)               869         (6,256)         19,516
                                                   -------------- ---------------    -------------- ---------------   ------------
Loss for the period                                     (63,878)       (700,547)         (884,079)     (1,382,332)    (3,170,998)
Accumulated deficit, beginning of period             (3,107,120)     (1,254,048)       (2,286,919)       (572,263)              -
                                                   -------------- ---------------    -------------- ---------------   ------------
Accumulated deficit, end of period                   (3,170,998)     (1,954,595)       (3,170,998)     (1,954,595)    (3,170,998)
                                                   -------------- ---------------    -------------- ---------------   ------------
Weighted  average  number  of  shares  of  common
stock outstanding                                     22,840,215     13,457,473        17,270,277      13,439,837
Basic and diluted loss per share                          (0.00)          (0.05)            (0.05)          (0.10)






See accompanying notes to the unaudited consolidated financial statements.

TopClick International, Inc.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
(Expressed in United States Dollars)



                                                                                                     From Start of
                                                                                                     Development Stage
                                                            Nine Months Ended    Nine Months Ended   on May 15, 1998
                                                                 March 31           December 31      to
                                                                   2001                2000          March 31, 2001
                                                           --------------------- ------------------- --------------------
Cash provided by (used in)
Operating activities
  Loss for the period                                                  (884,079)         (1,382,332)          (3,170,998)
  Items not involving cash:
    Write-off of deferred charges                                             -                   -                3,978
    Depreciation                                                         11,563              22,208               47,887
    Loss on sale of equipment                                            77,393                   -               77,393
    Issuance of shares for directors fees                                     -              25,000               25,000
    Issuance of shares for salaries and consulting                      474,749                   -              474,749
    Issuance of shares for contractors                                        -                   -               25,000
    Write-off of software development costs                                   -             149,032              260,019
    Stock based compensation                                              6,300             116,385              119,427
  Changes in non-cash working capital
    Accounts receivable                                                    (526)                  -                 (526)
    Goods and services tax receivable                                    42,542             (35,462)             (11,399)
    Prepaid expenses                                                     26,100             (30,021)                (705)
    Accounts payable                                                     36,841              49,045               69,900
    Litigation settlement payable                                             -              34,014                    -
    Due to director                                                      15,329             (11,582)              (8,837)
                                                           --------------------- ------------------- --------------------
                                                                       (193,788)         (1,063,713)          (2,089,112)
                                                           --------------------- ------------------- --------------------
Financing activities
  Proceeds from issuance of common stock                                      -                   -            2,307,115
                                                           --------------------- ------------------- --------------------
                                                                              -                   -            2,307,115
                                                           --------------------- ------------------- --------------------
Investing activities
  Acquisition of property, plant and equipment                                -             (87,652)            (174,370)
  Proceeds on sale of equipment                                          32,604                   -               32,604
  Software development costs                                                  -                   -             (101,394)
                                                           --------------------- ------------------- --------------------
                                                                         32,604             (87,652)            (243,160)
                                                           --------------------- ------------------- --------------------
Foreign exchange adjustment                                              (3,580)             20,937               22,185
                                                           --------------------- ------------------- --------------------
Increase (decrease) in cash                                            (164,764)         (1,130,428)              (2,972)

Cash, beginning of period                                               165,115           1,702,291                3,323
                                                           --------------------- ------------------- --------------------
Cash, end of period                                                       $ 351           $ 571,863                $ 351
                                                           --------------------- ------------------- --------------------








See accompanying notes to the unaudited consolidated financial statements.

TOPCLICK INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001


NOTE 1 BASIS OF PRESENTATION

         These condensed consolidated financial statements are unaudited and reflect all adjustments that, in our opinion, are necessary for a fair presentation of financial postion, results of operations and cash flows as at March 31, 2001 and for the periods then ended. Certain amounts have been reclassified to conform to the fiscal 2001 presentation.

         These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2000 included in our Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2001.

NOTE 2. GOING CONCERN

         The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current sources of revenue. Without realization of additional capital, it is unlikely that the Company will be able to continue as a going concern. It is management's plan to undertake a sale of the operations of the Company.



====================================  ===================  ===============
                                        March 31, 2001      June 30, 2000
-----------------------------------  --------------------  ---------------
Deficit accumulated during               $ (3,107,998)     $ (2,286,919)
the development stage
-----------------------------------  --------------------  ---------------
Working capital (deficiency)             $    (53,369)     $     233,123
=================================== ====================  ===============




NOTE 3 DISPOSITION OF ASSETS

         In the current fiscal year the Company disposed of substantially all of its property, plant and equipment for net proceeds of $32,604 and recorded a loss on disposition of $77,393. At March 31, 2001, the Company owned a computer with a net book value of $2,984.



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

         In January 2001, the Company issued 660,000 shares of common stock at a deemed value of $0.04 per share, to a director fo the Company as compensation for services provided.

NOTE 5. STOCK OPTIONS

         The Company has a 1999 Stock Option Plan (the "Plan") to provide incentives to employees, directors and consultants. The maximum term of options granted under the Plan is ten years. The Board of Directors has the exclusive power over the granting of options and their vesting provisions. In August 2000, the Board of Directors repriced options to employees and contractors so that the exercise price was reduced from $0.50 per share to $0.25 per share. This repricing did not increase the fair value of stock options granted due to the decline in the Company's stock price since the options were originally awarded. Stock options for common stock are set out below.


--------------------------------------- --------------------------------- --------------------------------
                                                      2001                             2000
--------------------------------------- --------------------------------- --------------------------------
                                            Shares       Weighted   Avg.      Shares      Weighted   Avg.
                                                         Exercise Price                   Exercise Price
--------------------------------------- ---------------- ---------------- --------------- ----------------
Outstanding - June 30                         1,430,250       $0.56                    -           -
--------------------------------------- ---------------- ---------------- --------------- ----------------
Granted during the period                             -           -            1,641,500       $0.55
--------------------------------------- ---------------- ---------------- --------------- ----------------
Exercised during the period                           -           -                    -           -
--------------------------------------- ---------------- ---------------- --------------- ----------------
Forfeited during the period                   (636,312)       $0.38                    -           -
--------------------------------------- ---------------- ---------------- --------------- ----------------
Outstanding - March 31                          793,938       $0.42            1,641,500       $0.55
--------------------------------------- ---------------- ---------------- --------------- ----------------
Exercisable - March 31                          793,938       $0.42              773,000       $0.55
--------------------------------------- ---------------- ---------------- --------------- ----------------


NOTE 6. SEGMENTED INFORMATION

         Substantially all of the Company's operations are conducted in one industry segment in the United States.



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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTYAS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSE FORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.



Sources of Cash

The Company's primary source of cash has been from the issuance of the Company's equity securities. The Company has not been succesful in its efforts to undertake further equity placements and is contemplating the sale of its assets. There can be no assurance that any financing required to maintain operations will be available on favourable terms or that the Company will be successful in selling its assets. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, the Company may be subject to certain limitations on operations, including limitations on the payment of dividends. If adequate funds are not available or are not available on acceptable terms, this could have a materially adverse effect on the Company's business, financial condition and results of operations.

At March 31, 2001, the Company had cash of $351 which is not sufficient to discharge liabilities or fund ongoing operations. Realization of amounts receivable may generate more cash, but not enough to dischage liabilities. The Company's operations are currently being funded by creditors.

Operating Results

During the three and nine months ended March 31, 2001, the Company earned advertising revenues of $3,000 and $6,500 respectively from its website. Expenses for the nine months ended March 31, 2001 decreased to $891,000 from $1.38 million in the corresponding period a year earlier. The decrease in expenses was primarily due to the reduced scale of operations, which were substantially scaled back in November 2000. The effect of reduced operations was partially offset consulting fees paid in the first fiscal quarter, an increase in salaries to management and a recognition of a loss on the disposition of furniture and equipment. Expenses for the three months ended March 31, 2001 decreased to $66,900 from $672,400 in the corresponding period a year earlier, with the decrease reflecting reduced staffing and operating activities. Expenses during the three months ended March 31, 2001 primarily comprised salaries paid through the issuance of shares of common stock, costs associated with the operation of the www.TopClick.com website and losses relating to the sale or revaluation of assets.

The Company's loss for the nine months ended March 31 decreased from $1.38 million in the prior year to $884,100 in the current period. The loss for the period from inception (May 15, 1998) through March 31, 2001 increased to $3.17 million.

Management of the Company intends to use any available funds to continue operations and to discharge liabilities until a buyer can be found for the Company's operations.

The Company's ability to generate significant revenue is uncertain. Losses from operations and negative cash flow are expected to continue for the foreseeable future, at least through fiscal 2001, if cash or credit is available to fund any further operations. Future expense trends will depend on the ability of the Company to obtain additional financing.

The Company uses the local currency, which is the Canadian dollar, as its functional currency. Assets and liabilities denominated in the foreign functional currency are translated at the exchange rate of the balance sheet date. Translation adjustments are recorded as a separate component of the shareholders' equity. Interest income and expenses denominated in foreign currency are translated at the weighted average exchange rate for the period. At March 31, 2001, most of the Company's financial instruments were denominated in United States dollars.

Company's Plan of Operation for Next 12 Months

At the end of January, 2001, the Company ran out of funds to maintain operations of the website www.topclick.com. Management had tried unsuccessfully to secure some form of debt financing on reasonable commercial terms, but with the burst of the dotcom bubble and prevailing capital market conditions, this proved impossible. Management also approached several existing shareholders to see if they would advance funds to maintain operations but this was also unsuccessful.

In view of the lack of cash and liquidity, the Company has reorganized its business operations as part of a plan to prepare for the sale of the business operations. During the quarter ended March 31, 2001, the Company changed its search database supplier from Google Inc. to GoTo.com, in order to provide a revenue stream for the business in operating its free search service. The GoTo agreement lasts for a 12 month period expiring March 2002 and provides a revenue share to Topclick for all searches that result in a customer clicking on a `Bidded Listing' result from the GoTo database. GoTo's customers pay for rankings in the GoTo search results to achieve higher click-throughs from people looking for their products and services.

The Company also entered into Affiliate Marketing agreements with several Internet companies, to feature their products and services on the www.topclick.com website and to receive a percentage of sales that result from customers who click through from the Topclick site.

On February 28, 2001 the Board passed a resolution in which Chris Lewis, the Company's CEO, agreed to pay ongoing operational costs of maintaining the website in return for receiving all income from the site from that date forward, as well as a first option to acquire the site (requiring an independent valuation if Lewis was still serving on the Board at such time).

Subsequent to this event, Zimtu Technologies Inc. of Vancouver submitted and then withdrew a bid to acquire the website, and during this process (the "Bid Process"), Mr. Lewis gave up his first option to acquire the site to ensure that his fiduciary responsibilities as a Board Member were properly met during the Bid Process. The Company continues a dialogue with several interested parties to acquire the website.

This operating plan is subject to a number of material risks.

Inadequate Working Capital - At the date of this report, the Company's current liabilities exceed its current assets. The Company is relying on services provided by creditors and is not able to pay all its liabilities in the ordinary course. Unless the Company can raise additional funds in the very near term or extend its credit terms with suppliers, it will have to cease operations.

Commitment of Key Employees and Contractors - There can be no assurance the Company will be able to maintain the continued commitment of key individuals. If these individuals were to cease working for the Company, it is possible that the Company would be unable to complete development of products and services currently being developed. If any of the contractors were to cease working for the Company, there could be a materially adverse impact on the operations of the Company.

Ability to Generate Revenues - There can be no assurance that the Company will be able to generate sufficient revenues to offset expenses or at all. Failure to generate sufficient revenues to cover operating expenses could have a materially adverse effect on the operations of the Company.

Employees.  The Company does not plan to hire any staff in the coming year.

PART II - OTHER INFORMATION



Item 1. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.



Item 2. Changes in Securities

During the three months ended March 31, 2001, the Company issued the following unregistered securities:

In January 2001, the Company issued 660,000 shares of common stock, at a price of $0.04 per share to the Company's CEO and Director as compensation for services provided.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

There are no Exhibits filed with this current report on Form 10-QSB. The Company did not file any reports on form 8-K in the three months ended March 31, 2001.



SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, Canada, on May 18, 2001.



TopClick International, Inc.,

a Delaware corporation



By: /s/ Chris Lewis
------------------------

Its: President