Form 10KSB
period 2001-06-30
DATALOGIC INTERNATIONAL INC
filed 2001-10-01
CIK 1083273

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended June 30, 2001

                                      OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission file number: 000-30382

                        DataLogic International, Inc.
                   (Formerly TopClick International, Inc.)
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                    33-0755473
----------------------------------          -----------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

                        12966 Euclid Street Suite 450
                        Garden Grove, California 92840
     --------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


       Registrant's Telephone No., including area code: (714) 530-6005
           _______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [ X ]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues in its most recent fiscal year were $6,803.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 30, 2001, was approximately $ 3,065,209.00 based on a price per share of $0.13.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value was 24,962,093 as of September 25, 2001.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

PART I.

Item 1.  Description of Business

Overview

DataLogic International, Inc. (the "Company") (formerly TopClick International, Inc.) was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the general corporation Law of Delaware and initially was involved in the development of oil and gas properties. After the consummation of a series of corporate acquisitions, the nature of the Company's business changed from development of oil and gas properties to the business of facilitating the consumption of information, products and services via the Internet. To this end, the Company developed a website that was a one-stop information index to the top Internet guides. This website was subsequently developed into a privacy-oriented search engine and privacy resource center where Internet users can find research Internet privacy issues, software products and books.

Subsequent to year-end, on July 6, 2001, the Company sold its search engine web site to Providential Holdings, Inc., and discontinued its privacy-oriented search engine business and undertook the acquisition of DataLogic Consulting, Inc. ("DataLogic") which is a California-based software consulting company dedicated to software consulting, programming and development services. The Company is currently developing SAS Institute-based software products that provide financial decision support to Fortune 1000 clients in connection with banking, marketing and financing.

Development of the Company

The Company, a Delaware corporation formerly named TopClick International, Inc. and before that, Galveston Oil & Gas, Inc., was incorporated in the State of Delaware on October 3, 1996. The Company changed its name to DataLogic International, Inc. on July 23, 2001 by filing an amendment to its Certificate of Incorporation with the Delaware Secretary of State. Pursuant to a Stock Acquisition and Reorganization Agreement (the "Acquisition Agreement"), the Company acquired all of the shares of DataLogic Consulting, Inc., a Texas corporation incorporated on August 20, 1993. DataLogic Consulting, Inc. is now a wholly-owned subsidiary of the Company. DataLogic Consulting, Inc., a Texas Corporation (the "Company") was formed on August 20, 1993.

Acquisition of DataLogic

Further to the Acquisition Agreement, the shareholders of DataLogic Consulting, Inc. exchanged 1,000 shares of no par value common stock of DataLogic Consulting, Inc. which then constituted 100% of the issued and outstanding shares of the no par value common stock of DataLogic Consulting,. Inc. for 17,500,000 shares of our common stock ("Acquisition"). The Acquisition was approved by the unanimous written consent of our Board of Directors on July 20, 2001. Immediately prior to the Acquisition, the Company had 26,923,675 shares of common stock issued and outstanding. Following the Acquisition and the reverse stock split, the Company have 24,230,918 shares of common stock issued and outstanding. As a condition precedent to the Acquisition, on July 20, 2001, the Company authorized a reverse stock split of its common stock pursuant to which the issued and outstanding shares of $.001 par value common stock was reduced by 75%; that is, every four shares of its issued and outstanding common stock shall be exchanged for one share of its common stock.

Business of the Company

Prior to July, 2001, the Company owned and operated the TopClick website, a privacy-oriented search engine with complementary privacy-based information including with links to information on privacy issues, news, books and organizations. The Company derived revenues primarily from advertising however advertising revenues were not sufficient to fund operations. The Company attempted, but were unsuccessful in raising capital to fund operations and eventually the operations ran out of money, leading to the transaction with DataLogic Consulting, Inc.

Following to the acquisition of DataLogic Consulting, Inc., the Company is a software consulting business dedicated to software consulting, programming and development services. The Company's customer base currently includes Fortune 1000 customers and governmental agencies.

Marketing Plan

The Company employs a direct sales force consisting of business development personnel and account managers who market its services to senior business executives, information officers, information systems managers and others who purchase IT and telecommunication services. The Company engages in advertising and other traditional marketing techniques such as client referrals, trade shows, and personal sales calls to targeted clients. Relationships with its larger clients and key governmental personnel are maintained and fostered by at least one of its executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive edge. The Company derives a large part of its business from repeat sales to its clients which consists primarily of Fortune 1000 and middle market companies across most major industries and governmental agencies. These organizations typically have significant IT and/or telecommunications budgets and/or depend on outside consultants to help achieve their business and IT/telecommunications objectives.

Intellectual Property

The Company has not been granted a US trademark for its Java, SAS Institute-based financial software package which is currently under development. The Company has registered its key Internet URLs including www.dlgi.com and Datalogic-inc.com and review these registrations on a regular basis to ensure that they remain current and in good standing. While the Company has applied for registration of trademarks and registered domain names in an effort to protect them, it cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

Costs and Effects of Compliance with Environmental Laws

The Company has not incurred any separately identifiable costs to comply with environmental laws.

Employees and Consultants

The Company and its subsidiary currently employ 28 persons consisting of 20 employees, and 8 consultants. The Company believes there is a continuing shortage of adequately trained computer professionals who can address the changing and increasingly sophisticated technology needs of its clients. The Company actively competes for these persons with in-house MIS departments and other computer consulting firms.

Item 2.  Description of Property.

At June 30, 2001, TopClick maintained an office in Vancouver, Canada. Subsequent to July 2001, that office was closed. DataLogic's corporate office is located at 12966 Euclid Street, Suite 450, Garden Grove, California 92840, where the Company has a lease for approximately 1,200 square feet that expires in November 1, 2001. The Company also leases office spaces at Houston and Dallas, Texas. The Company believes that its current facilities are adequate for its current level of operations and that suitable additional or alternative space will be available as needed.

The Company owns a variety of computers and other computer equipment for its operational needs. The Company believes that its equipment is adequate for its business as presently conducted and that additional or alternative computer equipment will be needed as needed.

Item 3.  Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders in the fourth quarter of the fiscal year.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company participates in the OTC Bulletin Board, an electronic quotation medium for securities traded outside the NASDAQ Stock Market. The Company's common stock currently trades on the OTC Bulletin Board under the trading symbol "DGLI". Until July 30, 2001 the Company traded on the OTC Bulletin Board under the trading symbol "TOCK". The high and low trading prices recorded for the Company's stock, after adjusting for the subsequent four for one rollback, are:


                                        Fiscal Year Ended
                               ----------------------------------
                                June 30, 2001      June 30, 2000
                               ---------------    ---------------
                                High      Low      High      Low
     Quarter 1                  1.40      0.04     12.88     1.52
     Quarter 2                  0.25      0.06     6.12      1.24
     Quarter 3                  0.69      0.06     9.52      1.44
     Quarter 4                  1.25      0.50     3.52      1.00


This market for the Company's common stock has been extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock.

There are approximately 176 holders of the Company's common stock. There have been no cash dividends declared on the Company's common stock since the Company's inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.

Item 6.  Plan of Operation

Company's Plan of Operation for Next 12 Months

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION,FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS,BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD","MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS,

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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY,AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSE FORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Consulting Services. The Company provides a wide range of information technology ("IT") services that include project management, professional IT staffing supplementation, software development, Internet solutions, telecommunications/wireless integration, value added reselling/training and IT outsourcing services.

The Company has historically provided a majority of its consulting services at client facilities. Such consulting services can be provided under both professional staff supplementation and project engagements. Staff supplementation engagements are distinguishable from project engagements, commonly referred to as outsourcing services, in that with staff engagements the client generally maintains responsibility for the overall task. Whereas with outsourcing services, the Company typically assumes major responsibilities for the management of the project and/or the design and implementation of specific deliverables based upon client-defined requirements. The Company's objectives in providing professional staffing engagements include developing a clear understanding of the client's information technology ("IT") and/or telecommunications needs and positioning itself to provide quality consulting and outsourcing services if the need arises.

The Company seeks to provide quality consulting services to its existing and prospective Fortune 1000 clients and governmental agencies. The Company expects to create value by deploying domain expert technologists to work with clients in the Telecommunications, Energy, Financial, Governmental, Healthcare, Manufacturing, Retail and Transportation industries. The Company's subsidiary is currently under contracts with Alcon Labs, Applied Logic Associates, City of Houston, FedEx Corp., TXU Energy and Volt Services Group. Most of these contracts have been signed in the last 2-3 years and have recently been renewed for an additional 6-12 months. The Company believes future prospect of contract renewals from these clients are good since DataLogic has received favorable reviews and has been extended for multiple terms on most of these projects; however there can be no assurance that the Company will be able to renew most of these contracts, or at all.

Outsourcing Services. The Company anticipates that it will continue to market itself to the fast growing industry of project engagement, commonly known as outsourcing services. The Company believes its focal point is its immediate access of manpower resources. The Company expects to effectively compete in this highly competitive industry by utilizing its joint ventured offshore development facility located in South Viet Nam to develop high quality customized software to its clients at rates which are substantially lower than most of its competitors. To ensure the quality of services provided, the Company intends to conduct extensive in-house training and utilize stringent development procedures.

Software Development. The Company anticipates that it will launch a separate division to dedicate its sole focus on Software Development. The Company is currently developing a Java, SAS Institute-based financial software package, DL-iPOWER, which strategically plans and predicts the client-company's future by evaluating the past and monitoring business performance decisions to enable field managers and corporate executives capture real-time, decision-making intelligence throughout their organization. The Company intends to market its software to automation tool vendors to provide Value Added Reselling (VAR) Services. Through this service, the Company seeks to extend its partners' distribution channels as well as providing custom development and on-going training.

Strategic Alliance. The Company is a SAS Alliance member. The Company anticipates that it will further explore this alliance relationship to extend its market share in providing SAS consulting services. The Company anticipates on-going and potentially increase referral businesses from SAS Institute; however, no guaranty can be provided that such will occur.
The Company plans to extend its Business Alliances program to include complimentary strategic business partners. The Company expects to form alliances with the software, e-learning and high tech communities. The idea behind this model is to build partnerships and alliances with companies offering varied core competencies. In so doing, the Company expects to be able to gather a pool of resources who are best in their class for all future co-development/marketing opportunities. The Company's existing partnerships include:

        -    SAS Institute Inc. (www.sas.com)
        -    MindLeaders.com  (www.mindleaders.com)
        -    InteliLabs.com   (www.intelilabs.com)
        -    Decision Consultants Inc. (www.dcicorp.com)
        -    Volt Information Sciences (www.volt.com)

Telecomunications/Wireless Consulting Services. On or about January, 2001, DataLogic announced that it had been awarded an outsourcing contract from Cisco Systems to develop a plug and play automation platform. This platform provided a fully integrated test environment which included: GUI (Graphical User Interface) test case development, test case report management, test case packaging and test case resource management. The Company intends to concentrate its marketing efforts on expanding its telecomunications/wireless consulting practice. The Company's objective is to capture and gain a fair market share of this leading-edge industry. In keeping with this strategy, the Company further intends to develop in-house training materials, acquire e-learning tools and conduct hands-on workshops to teach its consultants and alliance partners the latest tools and software associated with this New Age revolution. The Company anticipates future telecom and wireless projects from other key telecom equipment makers and vendors as the Company believes it is gaining ground and experience from its previous Cisco contract; however, there can be no guaranty that such will occur.

Business Combinations. The Company plans to initiate a growth strategy to expand its computer-related services, increase its client base and services offerings by way of selectively acquiring established complimentary companies. Such targeted companies should provide any of the following products and services:

        -    Internet Application Solutions
        -    Software Application Outsourcing services
        -    WAP (Wireless Application Protocol) Software Products
        -    Telecommunication Consulting/Development services

The Company expects such targeted companies to have an established market presence in their respective fields along with a loyal customers base that can be used to cross sell other products and services. The heart of this strategy is to buy assets of these companies. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis but also upon its ability to integrate the acquired operations into its organization effectively, to retain clients of the acquired companies, to retain the personnel of the acquired or merged companies, and to obtain additional financing. The Company anticipates that it may be able to acquire such adequate financing; however, there can be no assurance that the Company will be able to obtain such additional financing on a timely basis.

Employees and Consultants. During the next 12 months, depending upon the success of the Company's growth strategy, the Company anticipates that it may be required to employ an additional 30 employees; however, the Company is not able to reasonably estimate the number of such additional personnel which may be required at this time

Management's Discussion and Analysis

Sources of Cash

Prior to June 30, 2001, the Company's primary source of cash was from the issuance of its equity securities. In January 1999, the Company entered into a financing agreement which provided the Company with gross proceeds of $2,000,000. These funds were spent on developing an information index to the top Internet guide and then a privacy-oriented website. These enterprises did not generate sufficient funds to cover operating expenses. The Company's failure to obtain additional financing for the privacy-oriented business resulted in the change of business following the year-end.

The Company's current primary source of cash is derived from fee and sales revenues realized from its IT consulting and staffing operations. The Company anticipates that its current working capital and future cash flows will be sufficient to sustain its corporate operations as presently conducted. The Company currently maintains a $750,000 credit line with a domestic bank under a revolving credit agreement which expires in April 2002, unless renewed. Neither the Company nor its subsidiaries currently have any outstanding bank borrowings.

Operating Results

The Company recorded advertising revenues of $6,800 in the year ended June 30, 2001; no revenues were recognized in the prior year. For the year ending June 30, 2001, total operating expenses were $957,800, an decrease from $1,821,500 for the year ending June 30, 2000. The decrease in overall expenses resulted from a scaling-back of operations November 2000 due to a lack of cash. Our loss from operations decreased from $1,821,500 to $951,000.

After reflecting interest income of $700 and a provision for income tax of $800, our net loss for the year was $951,100, compared to a loss of $1,822,900 in the prior year. The loss for the year ended June 30, 2001 increased the cumulative loss since inception (May 15, 1998) to $3,238,000.

Future operating results will be solely dependent on the results of DataLogic's operations. The Company refers you to its 8-K/A-2 , as filed with the Securities and Exchange Commission, which provides further particulars of the financial position and results of operations of DataLogic.

Liquidity and Financial Position

At June 30, 2001, the Company had approximately $50 in cash, compared to $165,100 at June 30, 2000. The Company had property and equipment, comprising computer equipment, with a net book value of $2,800. Liabilities, comprised of $93,700 in accounts payable and $2,000 due to a shareholder, exceeded the net book value of assets with the result that the stockholders' deficit was $92,800.

During the year ended June 30, 2001, the Company used $203,700 of cash to fund operating activities. This was represented by its net loss of $951,100 with adjustments for non-cash items including depreciation and amortization of $32,000, loss of sale of property and equipment of $77,600, issuance of shares for contractors' and employee' compensation of $296,042 and issuance of shares for directors' compensation of $197,900, and stock-based compensation of $6,300. The collection of amounts receivable, expenses that had been prepaid and support from creditors resulted in a net source of cash from working capital of $56,800. In the year ended June 30, 2000, cash used in operations was $1,436,800.

In the year ended June 30, 2001, the Company realized $15,600 from the sale of equipment, net of purchases, compared to net purchases of $83,600 in the prior year.

The repayment of advanced to directors provided $26,100 from financing activities in the current year.

Changes in foreign exchange rates decreased our cash and cash equivalents by $3,100, compared to an increase of $7,800 in the prior year.

The Company's net decrease in cash and cash equivalents was $165,100, compared to $1,537,200 in the prior year.

During the year ended June 30, 2001, the Company used the local currency, which is the Canadian dollar, as our functional currency. Assets and liabilities denominated in the foreign functional currency are translated at the exchange rate of the balance sheet date. Translation adjustments are recorded as a separate component of the shareholders' equity. Interest income and expenses denominated in foreign currency are translated at the weighted average exchange rate for the period.

Item 7.  Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On May 19, 2000, the Company dismissed Buckley Dodds & Associates as its accountants and appointed PricewaterhouseCoopers, LLP as accountants. On September 18, 2000, the Company dismissed PricewaterhouseCoopers, LLP as accountants and appointed Davidson & Company. Neither Buckley Dodds & Associates nor PricewaterhouseCoopers, LLP rendered an opinion with an adverse opinion or disclaimer of opinion or any report modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accounts on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to change accountants was approved by the board of directors.

On July 20, 2001, Davidson & Company resigned as accountants and on July 23, 2001 the Company appointed Kabani & Company, Inc. Davidson & Company did not render an opinion with an adverse opinion or disclaimer of opinion or any report modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to change accountants was approved by the board of directors.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and principal executive officers of the Company are as specified on the following table:

Name                   Age     Position

Derek K. Nguyen         38     President, Chief Executive Officer and Chairman
                               of the Board  of Directors

Nigel K. Kaiyanni       34     Secretary,  Chief Operating Officer and
                               Director

Khanh D. Nguyen         37     Chief Technology Officer, Chief Financial
                               Officer and Director

Dennis T. Tran          39     Chief Information Officer and Director

Derek K. Nguyen. Mr. Nguyen is our Chief Executive Officer, President and a Chairman of our Board of Directors. Mr. Nguyen graduated from the University of North Texas in 1985 and received a Bachelor of Business Administration degree in Information Systems. Mr. Nguyen is responsible for our day-to-day operations, including the development of strategic alliances and relationships, the development of new business and sales and marketing. Under Mr. Nguyen's leadership, DataLogic Consulting, Inc. received several awards, including Houston's 100 Fastest Growing Companies during 1997-1998; Inc. Magazine's Fastest Growing 500 Winners in 1999; 50 Largest Minority Owned Firms in Houston in 1999-2000; and Top 100 Diversity Owned Businesses in Texas in 2000. From September 1993 through the present, Mr. Nguyen served as Chief Executive Officer, President and Chairman of the Board of DataLogic Consulting, Inc. Mr. Nguyen has consulted with AT&T, FedEx, International Paper, Exxon, Mobil, and Prudential Healthcare for whom he developed SAS/Cobol-based business applications. Mr.

Nguyen is the brother-in-law of Dennis T. Tran, a member of our Board of Directors. Mr. Nguyen is the brother of Nigel K. Kaiyanni, our Secretary and Chief Operating Officer and a member of our Board of Directors. Mr. Nguyen is the brother of Khanh D. Nguyen, our Chief Technology Officer, Chief Financial Officer and a member of our Board of Directors.

Nigel K. Kaiyanni. Mr. Kaiyanni is our Secretary, Chief Operating Officer and a member of our Board of Directors. Mr. Kaiyanni graduated from the University of West Los Angeles, School of Law, in 1999, and received a Juris Doctorate degree. From August 2000 through the present, Mr. Kaiyanni worked for DataLogic Consulting, Inc. as its Secretary and a member of its Board of Directors, where he oversees the day-to-day operations. From June 1999 through November 1999, Mr. Kaiyanni worked on a pro bono basis as a litigation assistant and a consultant with the law firm of Ramin Saedi & Associates, in Century City, California. From January 1996 through December 1999, Mr. Kaiyanni was a full time law student. Mr. Kaiyanni is the brother of Derek K. Nguyen, our President, and Chairman of our Board of Directors. Mr. Kaiyanni is the brother-in-law of Dennis T. Tran, a member of our Board of Directors. Mr. Kaiyanni is the brother of Khanh D. Nguyen, our Chief Technology Officer, Chief Financial Officer and a member of our Board of Directors.

Khanh D. Nguyen. Mr. Nguyen is our Chief Technology Officer, Chief Financial Officer and a member of our Board of Directors. Mr. Nguyen graduated from Texas A&M University in 1987 and received a Bachelor of Science degree in Electrical Engineering. From September 1999 through the present Mr. Nguyen has been employed by KDN Securities as its President. From September 1993 through the present, Mr. Nguyen has been employed by DataLogic Consulting, Inc. as its Vice President and its Chief Technology Officer and a member of its Board of Directors. At DataLogic Consulting, Inc. Mr. Nguyen oversees and manages the financial and technical operations. Under his direction, DataLogic Consulting, Inc. has formed working relationships with SAS Institute, Inc., MindLeaders.com and Intelilabs.com. From February 1999 through April 1999, Mr. Nguyen was employed by Harvest Technology as a Product Manager. Mr. Nguyen has consulted with CSX, Charles Schwab and Flagstar for whom he developed real-time and object-oriented applications. From December 1996 through September 1997, Mr. Nguyen was employed by Distributed Solution as a Systems Architect. Mr. Nguyen is the brother of Derek K. Nguyen, our President and a member of our Board of Directors. Mr. Nguyen is the brother of Nigel K. Kaiyanni, our Secretary and a member of our Board of Directors. Mr. Nguyen is the brother-in-law of Dennis T. Tran, our Chief Information Officer and a member of our Board of Directors.

Dennis T. Tran. Mr. Tran is our Chief Information Officer and a member of our Board of Directors. Mr. Tran graduated from Kansas State University in 1984 and received a Bachelor of Science degree in Computer Science. Mr. Tran, also, serves as our Chief Information (technology) Officer and, as such, he supervises and coordinates our offsite-outsourcing business opportunities. Mr. Tran specializes in Oracle RDBMS and object-oriented software. From March of 2001 to the present Mr. Tran is employed by Baylor Healthcare System as a Project Manager. From December 2000 through March 2001, Mr. Tran was employed by Interliant as a Senior Consultant. From March 1999 through November 2000, Mr. Tran was employed by Quadramed as a Project Manager. From August 1996 through March 1999, Mr. Tran was employed by Matrix, Inc. as a Senior Consultant. From June 1993 through August 1996, Mr. Tran was employed by Digital Switch Corporation as a Senior Systems Analyst. Mr. Tran is the brother-in-law of Derek K. Nguyen, our President, Chief Executive Officer and Chairman of our Board of Directors. Mr. Tran is the brother-in-law of Nigel K. Kaiyanni, our Secretary and a member of our Board of Directors. Mr. Tran is the brother-in-law of Khanh D. Nguyen, our Chief Technology Officer, Chief Financial Officer and a member of our Board of Directors.

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


                          SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------
                                                            Long Term Compensation
                          -------------------------------  ----------------------------
                                Annual Compensation         Awards              Payouts
                          -------------------------------  -------------------- -------
                                                Other      Re-                          All
Name                                            Annual     stricted                     Other
and                                             Compensa-  Stock                LTIP    Compensa-
Principal                                       sation     Awards    Options/   Payouts tion
Position             Year  Salary($) Bonus($)   ($)        ($)       SAR's(#)   ($)     ($)
-------------------------------------------------------------------------------------------------
Chris Lewis          1999  $144,000  None       None       None      None       None    None
Former CEO           2000  $126,720  None       None       None      100,000    None    None
-------------------------------------------------------------------------------------------------
Chris Lewis          2001  $16,962   $180,928   None       None      None       None    None
-------------------------------------------------------------------------------------------------


The number of options shown reflects the subsequent four for one rollback of our stock.

Aggregated Option Exercises In The Year Ended June 30, 2001 And June 30, 2001 Option Values

The following table sets forth certain information concerning the number and value of unexercised options held by the named executive officers and directors at June 30, 2001, after adjusting for the subsequent four for one rollback of our stock. No options were exercised during the year ended June 30, 2001.

------------------------------------------------------------------------------
                   Number of Securities          Value of Unexercised
                   Underlying Unexercised        in the Money Options
                   Options at June 30, 2001      at June 30, 2001
                   ---------------------------   --------------------------
                   Exercisable   Unexercisable   Exercisable  Unexercisable
                   ------------- -------------   ------------ -------------
Chris Lewis         100,000               -      $         -  $          -
------------------------------------------------------------------------------

Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the estimated fair market value of the common stock at June 30, 2001, of $0.52 per share ($0.13 per share before taking account of the four for one rollback), less the exercise price.

Compensation of Directors. The Company does not have a formal director compensation plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of June 30, 2001 by (I) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. This table reflects the subsequent four for one rollback of the Company's stock.

Name and Address of     Nature of         Number of     Percent of
Beneficial Owner        Beneficial owner  Shares Held   Class
----------------------  ----------------  ------------  ------------
Chris Lewis             Officer and        3,345,143    58.4 %
1636 West 2nd Street    Director
Vancouver, BC


All officers and
directors as a group
(one person)                               3,345,143    58.4 %


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

Changes in Control  Following year end, the acquisition of DataLogic resulted
in a change in Control.   The following table specifies information regarding
the shareholdings of our current directors and executive officers and those person or entities who beneficially own more than 5% of our common stock, after giving effect to the exercise of the warrants held by each such person or entity:

Name and Address of         Nature of          Number of Common  Percent of
Beneficial Owner            Beneficial owner   Shares Held       Class
--------------------------- ----------------   ----------------  ------------
Derek K. Nguyen             President, Chief     6,674,885       27.55 %
12966 Euclid Street - #450  Executive Officer
Garden Grove, CA 92840      and Chairman of
                            the Board of
                            Directors

Khanh D. Nguyen             Chief Technology     3,708,269       15.30%
5001 Spring Valley Road     Officer and Chief
#400E                       Financial Officer
Dallas, TX 75244            and Director


Nigel K. Kaiyanni           Chief Operating      2,224,962        9.18%
12966 Euclid Street - #450  Officer, Secretary
Garden Grove, CA 92840      and Director


Providential Holdings       5% or more           2,666,922        11.0%
8700 Warner Avenue          shareholder
Fountain Valley, CA 92708

Dennis Tran                 Chief Information      371,077         1.5%
5001 Spring Valley Road     Officer and
#400E                       Director
Dallas, TX 75244

All officers and
directors as a group
(four persons)                                  12,979,193        53.5 %

Item 12.  Certain Relationships and Related Transactions.

Related Party Transactions.

During the years ended June 30, 2001 and 2000, the Company paid certain expenses on behalf of Chris Lewis, the former Chief Executive Officer of the Company. The total sum of these expenses, $16,755 (2000 - $24,166) was repaid. During the year ended June 30, 2000, each of the five directors of the Company's subsidiary, TopClick (Canada) Inc. was awarded 10,000 restricted shares of common stock plus 15,000 stock options at an exercise price of $0.50 or $2.00 after giving effect for the subsequent four for one rollback. During the year ended June 30, 2000, the Company paid or accrued contractor fees of $88,200 to a former director of the Company and in the year ended June 30, 2001, $9,918 (2000 - $24,892) to a company controlled by a relative of a former director of the Company. In addition, Mr. Lewis currently holds stock options as disclosed above.

Item 13.  Exhibits and Reports on Form 8-K

During the fourth quarter, the Company did not file any following Reports on Form 8-K.


                                  SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Garden Grove, California, on September 26, 2001.

                         DataLogic International, Inc.,
                         a Delaware corporation

                         By: /s/  Derek K. Nguyen
                            --------------------------------------------
                         Its: President and Chief Executive Officer


                         By: /s/  Khanh D. Nguyen
                            --------------------------------------------
                         Its: Vice President and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  Nigel K. Kaiyanni
    ------------------------------------------
Its:  Chief Operating Officer and Director

By: /s/ Dennis T. Tran
    ------------------------------------------
Its:  Chief Information Officer and Director

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Datalogic International, Inc.
(Formerly, TopClick International, Inc.)
(A development stage company):

We have audited the accompanying consolidated balance sheet of Datalogic International, Inc. (Formerly, TopClick International, Inc.), a Delaware Corporation and the subsidiaries (the "Company") as of June 30, 2001 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from commencement of development stage on May 15, 1998 to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of June 30, 2000 and for the year then ended, were audited by other auditor whose report dated October 3, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datalogic International, Inc. as of June 30, 2001 and the results of its operations and its cash flows for the period from inception (May 15, 1998) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $3,238,015 and negative working capital of $95,648 on June 30, 2001. These factors as discussed in Note 13 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
September 24, 2001

                        DATALOGIC INTERNATIONAL, INC.
                   (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                        (A development stage company)
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2001


                                    ASSETS
                                    ------

CURRENT ASSETS:
    Cash & cash equivalents                                      $         51
                                                                 -------------

PROPERTY AND EQUIPMENT, net                                             2,828
                                                                 -------------
                                                                 $      2,879
                                                                 =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                             $     93,722
    Due to a shareholder                                                1,977
                                                                 -------------
                                                                       95,699
COMMITMENTS

STOCKHOLDERS' DEFICIT
    Common stock, .001 par value; Authorized
     shares 99,980,000; Issued and outstanding
     shares 5,732,054 and 3,365,804
     at June 30, 2001 & 2000, respectively                              5,732
    Additional paid in capital                                      3,116,748
    Accumulated other comprehensive income                             22,715
    Accumulated deficit                                            (3,238,015)
                                                                 -------------
      Total stockholders' deficit                                     (92,820)
                                                                 -------------
                                                                 $      2,879
                                                                 =============





            The accompanying notes are an integral part of these
                      consolidated financial statements.

                        DATALOGIC INTERNATIONAL, INC.
                   (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                        (A development stage company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Cumulative
                                  For the years ended        from inception
                                        June 30,             (May 15, 1998)
                                     2001         2000       to June 30, 2001
                                 ------------- ------------- ----------------

Net revenue                      $      6,803  $          -  $      6,803

Operating expenses                    957,821     1,821,475     3,263,387
                                 ------------- ------------- -------------

Loss from Operations                 (951,018)   (1,821,475)   (3,256,584)

Non-Operating Income(Expense):
    Interest income                       722        32,584        57,361
    Write off deferred charges              -             -        (3,978)
    Litigation settlement                   -       (34,014)      (34,014)
                                 ------------- ------------- -------------
                                          722        (1,430)       19,369

Loss before income tax               (950,296)   (1,822,905)   (3,237,215)

Provision for income tax                  800             -           800
                                 ------------- ------------- -------------
Net loss                         $   (951,096) $ (1,822,905) $ (3,238,015)
                                 ============= ============= =============

Other comprehensive loss:
    Foreign currency translation
     adjustments                       (3,050)        7,843        22,715
                                 ------------- ------------- -------------
Comprehensive loss               $   (954,146) $ (1,815,062) $ (3,215,300)
                                 ============= ============= =============

Basic and diluted net
 loss per share *                $      (0.20) $      (0.54)
                                 ============= =============
Basic and diluted weighted
 average shares outstanding         4,692,403     3,361,171
                                 ============= =============

* The basic and diluted net loss per share has been restated to retroactively effect a reverse stock split in the ratio of one share for four shares.


             The accompanying notes are an integral part of these
                      consolidated financial statements.



                        DATALOGIC INTERNATIONAL, INC.
                   (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                        (A development stage company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                  Deficit
                              Common Stock                        Accumulated  Accumulated   Total
                          -------------------------- Additional   During       Comprehensive Stockholders'
                          Number of                  Paid in      Development  Other         Equity
                          Shares        Amount       Capital      Stage        Income        (Deficit)
                          ------------- ------------ ------------ ------------ ------------- -------------
Balance at May 15, 1998        612,500  $       613  $    19,293  $   (16,583) $          -  $      3,323

Cash proceeds from the
 issuance of common stock            -            -       51,625            -             -        51,625

Loss for the period                  -            -            -       (1,411)            -        (1,411)
                          ------------- ------------ ------------ ------------ ------------- -------------
Balance at June 30, 1998       612,500          613       70,918      (17,994)            -        53,537

Common stock issued for
 acquisition of internet
 property                    1,743,194        1,743      146,807            -             -       148,550

Common stock issued for
 acquisition of Topclick
 (Canada) Inc.                 128,732          129       51,629            -             -        51,758

Common stock issued for
 contractor fees                 5,000            5       19,995            -             -        20,000

Common stock issued
 for cash                      587,442          587    2,254,903            -             -     2,255,490

Common stock surrendered
 in acquisition of
 Topclick International,
 Inc.                       (1,925,000)      (1,925)    (525,498)           -             -      (527,423)

Issuance of common stock
 in acquisition of
 Topclick International,
 Inc.                        2,200,000        2,200      457,015       16,583             -       475,798

Loss for the year                    -            -            -     (462,603)            -      (462,603)

Cumulative translation
 adjustment                          -            -            -            -        17,922        17,922
                          ------------- ------------ ------------ ------------ ------------- -------------
Balance at June 30, 1999     3,351,868        3,352    2,475,769     (464,014)       17,922     2,033,029

Common stock issued for
 directors fees                 12,500           12       24,988            -             -        25,000

Common stock issued for
 contractor fees
 Distributions                   1,436            2        4,998            -             -         5,000

Stock-based compensation
 for options issued to
 consultants and
 non-employees                       -            -      113,127            -             -       113,127

Loss for the year                    -            -            -   (1,822,905)            -    (1,822,905)

Cumulative translation
 adjustment                          -            -            -            -         7,843         7,843
                          ------------- ------------ ------------ ------------ ------------- -------------
Balance at June 30, 2000     3,365,804        3,366    2,618,882   (2,286,919)       25,765       361,094

Common stock issued for
 contractor & employees
 compensation                  441,250          441      295,601            -             -       296,042

Common stock issued for
 directors compensation      1,925,000        1,925      195,965            -             -       197,890

Stock-based compensation
 for options issued to
 consultants and
 non-employees                       -            -        6,300            -             -         6,300

Loss for the year                    -            -            -     (951,096)            -      (951,096)

Cumulative translation
 adjustment                         -            -            -            -        (3,050)       (3,050)
                          ------------- ------------ ------------ ------------ ------------- -------------
Balance at June 30, 2001     5,732,054  $     5,732  $ 3,116,748  $(3,238,015) $     22,715  $    (92,820)
                          ============= ============ ============ ============ ============= =============


The accompanying notes are an integral part of these consolidated financial statements.




                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Cumulative
                                                                  from
                                                                  inception
                                        For the years ended       (May 15,
                                              June 30,            1998) to
                                           2001         2000      June 30,2001
                                        ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (951,096) $(1,822,905) $(3,238,015)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization           31,962       33,964       68,286
     Loss on sale of property &
       equipments                            77,593            -       77,593
     Write-off of deferred charges                -            -        3,978
     Write-off of software
       development costs                          -      260,019      260,019
     Issuance of shares for contractors
       and employees compensation           296,042        5,000      321,042
     Issuance of shares for directors
       compensation                         197,890       25,000      222,890
     Stock based compensation                 6,300      113,127      119,427
     (Increase)/decrease in current assets:
        Receivables                          53,940      (37,526)           -
        Prepaid expenses                     26,805      (26,805)           -
     Increase in current liabilities:
        Accounts payable and accrued
         expense                             56,819       13,334       89,877
                                        ------------ ------------ ------------
  Total Adjustments                         747,351      386,113    1,163,112
                                        ------------ ------------ ------------
   Net cash used in operating activities   (203,745)  (1,436,792)  (2,074,903)
                                        ------------ ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal/(Acquisition) of property
    & equipment                              15,588      (83,611)    (158,782)
  Software development costs                      -            -     (101,394)
                                        ------------ ------------ ------------
   Net cash provided by (used in)
   investing activities                      15,588      (83,611)    (260,176)
                                        ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares for cash                     -            -    2,307,115
  Loan from (payments to) shareholders       26,143      (24,616)       1,977
                                        ------------ ------------ ------------
   Net cash provided by (used in)
   financing activities                      26,143      (24,616)   2,309,092
                                        ------------ ------------ ------------

DECREASE IN CASH & CASH EQUIVALENTS        (162,014)  (1,545,019)     (25,987)

Effect of exchange rate changes on
 cash and cash equivalents                   (3,050)       7,843       22,715
                                        ------------ ------------ ------------
NET DECREASE IN CASH & CASH EQUIVALENTS    (165,064)  (1,537,176)      (3,272)

CASH & CASH EQUIVALENTS,
 BEGINNING BALANCE                          165,115    1,702,291        3,323
                                        ------------ ------------ ------------
CASH & CASH EQUIVALENTS, ENDING BALANCE $        51  $   165,115  $        51
                                        ============ ============ ============











       The accompanying notes are an integral part of these consolidated financial statements

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001

1.     DESCRIPTION OF BUSINESS

Datalogic International, Inc. (formerly, Topclick International, Inc.) (the "Company") was incorporated on October 3, 1996 in the state of Delaware and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company changed its name from Galveston Oil & Gas, Inc. to Topclick International, Inc. on February 5, 1999. The Company was developing an Internet website for providing users with a one-stop information index to the top Internet guides. On July 23, 2001, the board of directors approved the amendment of the Company's certificate of incorporation to change its name to DataLogic International, Inc.

Effective February 23, 1999, the Company acquired all the issued and outstanding common stock of Topclick Corporation by issuing 2,200,000 shares of common stock. As a result of the share exchange, control of the combined companies passed to the former shareholders of Topclick Corporation. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Topclick Corporation. Recapitalization accounting results in consolidated financial statements being issued under the name of Topclick International, Inc., but are considered a continuation of Topclick Corporation. As a result, the financial statements presented represent the consolidated financial position of the above companies as at June 30, 2001 and the results of operations of Topclick Corporation from its deemed date of inception on May 15, 1998 and the results of operations of Topclick International, Inc. from the date of acquisition on February 23, 1999. The number of shares of common stock outstanding at June 30, 2001 as presented is those of Topclick International, Inc.

Topclick Corporation was incorporated under the laws of the state of Delaware on July 8, 1998. Effective July 8, 1998, Topclick Corporation acquired all the issued and outstanding common stock of Topclick (Canada) Inc., a company under common control, and as such, the business combination has been accounted for at historical costs in a manner similar to that in a pooling of interests.

Topclick (Canada) Inc. was incorporated under the laws of the Canada Business Corporation Act and commenced operations on May 15, 1998. Since Topclick (Canada) Inc. was acquired by Topclick Corporation, a company under common control, the deemed date of inception of Topclick Corporation is May 15, 1998. In addition, Topclick Corporation purchased certain Internet assets (Note 6) from Helpful by Design Inc., a company also under common control. This has been accounted for at predecessor historical costs.

Subsequent to the year ended June 30, 2001, the Company acquired 100% shares outstanding of Datalogic Consulting, Inc., a Texas Corporation, and became a parent Company (Note 14). Datalogic Consulting, Inc. provides SAS consulting services, Telecommunication and Wireless consulting services, Web design and E-commerce development, and IT staffing and offshore development services to various industries throughout the country. Datalogic Consulting, Inc. was formed on August 20, 1993.

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Principles of consolidation

These consolidated financial statements include the accounts of Topclick International, Inc. and its wholly owned subsidiaries Topclick Corporation and Topclick (Canada) Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property & Equipment

Capital assets are stated at cost.    In the year of acquisition, depreciation
is provided at one-half of the following rates. Depreciation is provided over the estimated useful life using the following methods:

Computer Equipment & Software:      30% Decline balance
Furniture & Office Equipment:       20% Decline balance
Leasehold Improvements:             Straight-line basis over term of lease

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001


Expenditures for maintenance and repairs are charged to expense as incurred.


Software development costs

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

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the period ended June 30, 2001, such differences were insignificant.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001


Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Comprehensive income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. Accumulated other comprehensive income as reported in the accompanying consolidated balance sheet represents unrealized gains on available for sale securities.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended June 30, 2001 and 2000 were $10,489 and $35,985 respectively.

Segment Reporting

 Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001


assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment in Canada.

Research and Development

Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Revenue Recognition

Revenue is recognized when earned. The Company is a development stage company and has insignificant revenue during the years ended June 30, 2001 and 2000. Expenses are recognized in the period in which the corresponding liability is incurred.

Issuance of Shares for Service

Valuation of shares for services is based on the estimated fair market value of the services performed.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001


In June 2000, the FASB issued Financial Accounting Standards (SFAS) No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement becomes effective January 1, 2002.

Management is in the process of evaluating the requirements of SFAS No. 141 and 142, but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the consolidated financial statements.

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001


of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.
Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

3.     PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the methods as described in Note 2. Property and equipment consists of the following:

                                                June 30,       June 30,
                                                 2001          2000
                                               ------------ ------------

         Computer equipment and software       $     3,306  $   124,869
         Furniture and office equipment                  -       36,149
         Leasehold improvements                          -       13,352
                                               ------------ ------------
                                                     3,306      174,370
         Accumulated depreciation                      478       46,399
                                               ------------ ------------
                                               $     2,828  $   127,971
                                               ============ ============

4.     RELATED PARTY LOAN

The Company has loan payable to a shareholder on June 30, 2001 amounting $1,977. The loan is due on demand, unsecured and non-interest bearing.

5.     INCOME TAXES

The Company's total deferred tax asset is as follows:


                                                June 30,    June 30,
                                                   2001         2000
                                               ------------ ------------
        Tax benefit of net operating
            loss carryforward                  $ 1,411,200  $ 1,160,100
        Valuation allowance                     (1,411,200)  (1,160,100)
                                               ------------ ------------
                                               $         -  $         -
                                               ============ ============

The valuation allowance increased to $1,411,200 from $1,160,100, during the year ended June 30, 2001, since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001

Differences between financial statement and tax losses in both the years consisted primarily of allowance for bad debts and was not very significant. Through June 30, 2001, the Company incurred net operating losses for federal tax purposes of $3,528,000 (through June 30, 2000, was $2,578,000). The net operating loss carryforward may be used to reduce taxable income through the year 2016. Net operating loss for carry forwards for the State of California are generally available to reduce taxable income through the year 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income tax consists of the state minimum tax imposed on corporations.

6.    SOFTWARE DEVELOPMENT COSTS

Software development costs are comprised of hardware and software costs incurred and acquired by the Company in developing its Internet website.

In July 1998, Topclick Corporation acquired Internet website property from Helpful by Design Inc. As consideration, Topclick Corporation issued 1,743,194 shares of common stock. Since Topclick Corporation and Helpful by Design, Inc. were companies under common control, the purchase was recorded at historical costs of $148,550.

During the year ended June 30, 2000, the Company decided to write off the remaining balance from its software development costs of $260,019 to operations to reflect the uncertainty of these costs generating any future economic benefits.

7.    STOCKHOLDERS' EQUITY

Common stock

During the year ended June 30, 2000, the Company issued 12,500 shares of common stock at a deemed value of $25,000 for directors' fees and 1,436 shares of common stock at a deemed value of $5,000 for contractor fees.

In August 2000, the Company issued 41,250 shares of common stock, at a deemed value of $35,772, to contractors and employees of the Company as compensation for services provided.

In September 2000, the Company issued 375,000 shares of common stock, at a deemed value of $257,700, to a consultant for services rendered.

In December 2000, the Company issued 1,760,000 shares of common stock, at a deemed value of $180,928, to a director of the Company, and, 25,000 shares of common stock, at a deemed value of $2,570 to employees of the Company as compensation for services provided.

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001

In January 2001, the Company issued 165,000 shares of common stock at a deemed value of $16,962 to a director of the Company as compensation for services provided.

In July 2001, the Board of directors approved a reverse stock split of the Company's common stock in the ratio up to one share for four shares. The number of shares of common stock issued and outstanding have been restated to retroactively effect the reverse stock split, throughout these financial statements.

Stock option plan

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

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Following is a summary of the stock option activity:

                                                   Weighted
                                                   Average
                                      Number       Exercise
                                     ------------- -------------
  Outstanding at June 30, 1999                  -  $          -
     Granted                            1,661,500          0.55
     Forfeited                           (231,250)         0.50
     Exercised                                  -             -
                                     ------------- -------------
  Outstanding at June 30, 2000          1,430,250          0.56
     Granted                                    -             -
     Forfeited                           (770,312)         0.36
     Exercised                                  -             -
                                     ------------- -------------
  Outstanding at June 30, 2001            659,938  $       0.40
                                     ============= =============

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001

The weighted average fair value of options granted to non-employees and consultants during the year ended June 30, 2000 was approximately $0.26 per share. The Company did not grant any option during the year ended June 30, 2001.

Following is a summary of the status of options outstanding at June 30, 2001:




                     Outstanding Options            Exercisable Options
                 --------------------------------- -------------------------
                            Weighted
                            Average     Weighted                Weighted
                            Remaining   Average                 Average
                            Contractual Exercise                Exercise
Exercise Price   Number     Life        Price       Number      Price
--------------   ---------- ----------- ----------- ----------- -----------
  $ 0.25           492,438     0.6      $  0.25        492,438  $    0.25
    0.70            25,000     0.1         0.70         25,000       0.70
    0.75            75,000     0.2         0.75         75,000       0.75
    1.00            67,500     0.1         1.00         67,500       1.00
                 ----------                         -----------
                   659,938                             659,938
                 ==========                         ===========


The Company granted 939,000 options to consultants and non-employees during the year ended June 30, 2000 which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option-pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensations recognized during the year ended June 30, 2001 and 2000 were $6,300 and $113,127, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

                                                June 30,    June 30,
                                                 2001         2000
                                              ------------ ------------
  Risk-free interest rate                       6.0%         6.0%
  Expected life of the options                  1.5 years    1.5 years
  Expected volatility                           125%         102 -126%
  Expected dividend yield                         -            -


8.     RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties during year ended June 30, 2001 and 2000:

a) The Company paid or accrued directors' fees of $50,124 to directors of the Company for the year ended June 30, 2000.

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001


b) The Company paid or accrued contractor fees of $88,200 to a director of the Company and $24,892 to a company controlled by a relative of a director of the Company for the year ended June 30, 2000.

c) The Company issued 1,925,000 shares of its common stock to its directors for compensation amounting $197,890 for the year ended June 30, 2001.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid no income tax or interest in the years ended June 30, 2001 and 2000.



Supplemental disclosure of non-cash investing and financing activities:

Significant non-cash transactions for the year ended June 30, 2000:

a) The Company issued 12,500 shares of common stock at a deemed value of $25,000 for directors' fees.

b) The Company issued 1436 shares of common stock at a deemed value of $5,000 for contractor fees.


Significant non-cash transactions for the year ended June 30, 2001:

a) The Company issued 1,925,000 shares of common stock at a deemed value of $197,890 for directors' compensation.

b) The Company issued 441,250 shares of common stock at a deemed value of $296,042 for contractor and employees compensation.

10.    ACCUMULATED COMPREHENSIVE OTHER INCOME

Total comprehensive losses for the year ended June 30, 2001 and for the year ended June 30, 2000 were $954,146 and $1,815,062, respectively. The only item included in other comprehensive income was foreign currency translation adjustment in the amounts of ($3,050) for the year ended June 30, 2001 and $7,843 for the year ended June 30, 2000.

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001


                                     Foreign
                                     Currency           Accumulated
                                     Translation        Comprehensive
                                     Adjustment         Other Income
                                     ----------------   ---------------

Beginning balance, June 30, 1999     $      17,922      $       17,922
Current year change                          7,843               7,843
                                     ----------------   ---------------
Ending balance, June 30, 2000               25,765              25,765
Current year change                         (3,050)             (3,050)
                                     ----------------   ---------------
Ending balance, June 30, 2001        $      22,715      $       22,715
                                     ================   ===============

11.    COMMITMENTS

The Company is committed to future minimum lease payments for operating leases of premises for the year ending June 30, 2002, amounting $ 3,189.


12.  LITIGATION SETTLEMENT

During the year ended June 30, 2000, the Company settled a lawsuit by an individual claiming he was owed shares of common stock of the Company as part of the acquisition of Topclick (Canada) and Internet property from Helpful By Design Inc. (Note 6). The lawsuit was settled in April 2000 with a cash payment of $34,014.

13. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $3,238,015 and $2,286,919 as on June 30, 2001 and 2000, respectively. The
Company has a negative working capital of $95,648 and $233,123 as of June 30, 2001 and June 30, 2000, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended June 30, 2001, towards obtaining additional equity and management of liabilities.

In that regard, the Company entered in to a stock acquisition and reorganization agreement with Datalogic Consulting, Inc. (see note 14). The Company's officers and directors at the date of acquisition resigned their positions and the officers and directors of Datalogic Consulting, Inc., an profitable Company through June 30, 2001, assumed control of the two entities effective July 20, 2001.

The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                  (A development stage company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2001

14.    SUBSEQUENT EVENTS

The following transactions occurred subsequent to June 30, 2001:

Acquisition

Pursuant to a Stock Acquisition and Reorganization Agreement (the "Acquisition Agreement"), the shareholders of the Company exchanged 17,500,000 shares of the Company's common stock with 1,000 shares of no par value common stock of Datalogic Consulting, Inc. (DCI), which then constituted 100% of the issued and outstanding shares of DCI, which became a majority owned subsidiary of the Company. The Acquisition was approved by the unanimous written consent of the Board of Directors on July 20, 2001. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of DCI controlled majority of the total shares of the Company's common Stock outstanding immediately following the acquisition. The Company's officers and directors at the date of acquisition resigned their positions and the shareholders of DCI assumed control of the two entities.


Stock Split

As a condition precedent to the Acquisition, on July 20, 2001, the Board of directors of the Company authorized a reverse stock split of its common stock pursuant to which the issued and outstanding shares of $.001 par value common stock reduced by seventy-five percent (75%); that is, every four (4) shares of the Company's issued and outstanding common stock was exchanged for one (1) share of its common stock. The net loss per common share and number of shares has been restated to retroactively effect a reverse stock split in the ratio of one share for four shares.