Form 10QSB
period 2001-09-30
DATALOGIC INTERNATIONAL INC
filed 2001-11-14
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________



                 Commission file number 000-30382


                  DataLogic International, Inc.
_____________________________________________________________________________
(Exact name of small business issuer as specified in its charter)


            Delaware                                  33-755473
___________________________________      _____________________________________
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)



  12966 Euclid Street, Suite 450 Garden Grove, California  92840
____________________________________________________________________________
             (Address of principal executive offices)



                          (714) 530-6005
____________________________________________________________________________
                   (Issuer's telephone number)



____________________________________________________________________________
      (Former name, former address and former fiscal year,
                  if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,962,093

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]


                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2001
                           (Unaudited)


                              ASSETS
                              ------

CURRENT ASSETS:
    Cash & cash equivalents                             $     159,356
    Accounts receivable                                       276,200
    Prepaid expenses                                            4,976
                                                        --------------
       Total current assets                                   440,532

PROPERTY AND EQUIPMENT, net                                     8,969

DEPOSITS                                                        3,055
                                                        --------------
                                                        $     452,556
                                                        ==============


              LIABILITIES AND STOCKHOLDERS' DEFICIT
             ---------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                    $     112,699
    Deferred revenue                                            1,064
    Due to shareholders                                       426,160
                                                        --------------
       Total current liabilities                              539,923

STOCKHOLDERS' DEFICIT

    Common stock, .001 par value; Authorized
      shares 100,000,000; Issued and outstanding
      shares 24,962,093                                        24,962
    Additional paid in capital                                592,460
    Accumulated deficit                                      (704,789)
                                                        --------------
       Total stockholders' deficit                            (87,367)
                                                        --------------

                                                        $     452,556
                                                        ==============



The accompanying notes are an integral part of these consolidated financial statements.


                  DATALOGIC INTERNATIONAL, INC.
                   (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               For the three months ended  For the nine months ended
                                                       September 30,              September 30,
                                                   2001            2000        2001          2000
                                              ------------- ------------- ------------- -------------

Net revenue                                   $    407,155  $  1,091,978  $  1,782,164  $  3,245,288

Operating expenses                                 482,072       960,475     1,786,038     2,859,210
                                              ------------- ------------- ------------- -------------

Income (loss) from Operations                      (74,917)      131,503        (3,874)      386,078

Non-Operating Income (expense):
  Interest income                                    2,998         1,649        13,647         8,366
  Net gain on disposal of assets                    77,172             -        77,172             -
  Consulting expense                              (709,242)            -      (709,242)            -
                                              ------------- ------------- ------------- -------------
    Total non-operating income (expense)          (629,072)        1,649      (618,423)        8,366
                                              ------------- ------------- ------------- -------------

Income (loss) before income tax                   (703,989)      133,152      (622,297)      394,444

Provision for income tax                               800             -         4,370         3,687
                                              ------------- ------------- ------------- -------------
Net income (loss)                             $   (704,789) $    133,152  $   (626,667) $    390,757
                                              ============= ============= ============= =============
Basic and diluted net income
 (loss) per share *                           $      (0.03) $       0.01  $      (0.03) $       0.02
                                              ============= ============= ============= =============
Basic and diluted weighted
 average shares outstanding                     24,219,382    17,500,000    23,343,471    17,500,000
                                              ============= ============= ============= =============


* The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split in the ratio of one share for four shares.



The accompanying notes are an integral part of these consolidated financial statements.


                  DATALOGIC INTERNATIONAL, INC.
             (FORMERLY, TOPCLICK INTERNATIONAL, INC.)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                    For the nine months ended
                                                          September 30,
                                                        2001          2000
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $   (626,667) $    390,757
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                        1,839         2,776
     Net gain on sale of assets                         (77,172)            -
     Issuance of shares for services                    709,242             -
     (Increase) decrease in current assets:
        Receivables                                      74,376       (52,882)
        Prepaid expenses                                 (4,976)            -
        Deposits                                           (225)          195
     Increase (decrease) in current liabilities:
        Deferred revenue                                  1,064             -
        Accounts payable and accrued expense            (89,348)      (10,420)
                                                   ------------- -------------
  Total Adjustments                                     614,800       (60,331)
                                                   ------------- -------------
     Net cash provided by (used in)
     operating activities                               (11,867)      330,426
                                                   ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceed from sale of asset                             80,000             -
  Acquisition of property & equipment                    (4,352)       (4,507)
                                                   ------------- -------------
     Net cash provided by (used in)
     investing activities                                75,648        (4,507)
                                                   ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                        (435,000)     (236,000)
  Repayment of loan from shareholders                   (35,000)            -
                                                   ------------- -------------
     Net cash used in financing activities             (470,000)     (236,000)
                                                   ------------- -------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS     (406,219)       89,919

CASH & CASH EQUIVALENTS, BEGINNING BALANCE              565,575       240,804
                                                   ------------- -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE            $    159,356  $    330,723
                                                   ============= =============








 The accompany notes are an integral part of these consolidated financial statements.

                                                 DATALOGIC INTERNATIONAL, INC.
                                      (Formerly, Topclick International, Inc.)
                                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
______________________________________________________________________________

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DataLogic International, Inc. (formerly, Topclick International, Inc.) (the "Company") was incorporated on October 3, 1996 in the state of Delaware. The Company changed its name from Galveston Oil & Gas, Inc. to Topclick International, Inc. on February 5, 1999. The Company was developing an Internet website for providing users with a one-stop information index to the top Internet guides. On July 23, 2001, the board of directors approved the amendment of the Company's certificate of incorporation to change its name to DataLogic International, Inc.

Effective February 23, 1999, the Company acquired all the issued and outstanding common stock of Topclick Corporation by issuing 2,200,000 shares of common stock. As a result of the share exchange, control of the combined companies passed to the former shareholders of Topclick Corporation. This type of share exchange had been accounted for as a capital transaction accompanied by a recapitalization of Topclick Corporation. Recapitalization accounting resulted in consolidated financial statements being issued under the name of Topclick International, Inc., but were considered a continuation of Topclick Corporation. Topclick Corporation was incorporated under the laws of the state of Delaware on July 8, 1998.

Effective July 8, 1998, Topclick Corporation acquired all the issued and outstanding common stock of Topclick (Canada) Inc., a company under common control, and as such, the business combination had been accounted for at historical costs in a manner similar to that in a pooling of interests. Topclick (Canada) Inc. was incorporated under the laws of the Canada Business Corporation Act and commenced operations on May 15, 1998. Since Topclick (Canada) Inc. was acquired by Topclick Corporation, a company under common control, the deemed date of inception of Topclick Corporation is May 15, 1998. In addition, Topclick Corporation purchased certain Internet assets from Helpful by Design Inc., a company also under common control. This had been accounted for at predecessor historical costs.

On July 20, 2001, the Company acquired 100% shares outstanding of DataLogic Consulting, Inc. (DCI), a Texas Corporation, and became a parent Company. DCI provides SAS consulting services, Telecommunication and Wireless consulting services, Web design and E-commerce development, and IT staffing and offshore development services to various industries throughout the country. DCI, was formed on August 20, 1993.

Prior to July 2001 the Company was in the development stage in accordance with Statement of Financial Accounting Standards No. 7. Since July 2001, the Company has been operating through its subsidiary, DCI.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended June 30, 2001 were filed on October 1, 2001 with the Securities and Exchange Commission and are hereby referenced. The audited financial statements of DataLogic Consulting, Inc. for the year ended December 31, 2000 were filed on September 18, 2001 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, and its 100% wholly owned subsidiary, DataLogic Consulting, Inc. (DCI). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of DCI has been accounted for as a purchase and treated as a reverse acquisition since the former owners of DCI control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on July 20, 2001. The historical results for the period ended September 30, 2001 include DCI for the nine months ended September 30, 2001 and Topclick International, Inc. for the period from the date of acquisition (July 20, 2001) through September 30, 2001, while the historical results for year ended September 30, 2000 include only DCI.

NOTE 3 - RECENT PRONOUNCEMENTS

In January 2001, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Management is in the process of evaluating the requirements of EITF 00-27, but does not expect this pronouncement will materially impact the Company's financial position or results of operations.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

Management is in the process of evaluating the requirements of SFAS No. 143 and 144 but does not expect these pronouncements will materially impact the Company's financial position or results of operations.

NOTE 4 - STOCKHOLDERS' EQUITY

Stock Split

As a condition precedent to the Acquisition, TopClick International, Inc. authorized a reverse stock split of their common stock pursuant to which the issued and outstanding shares of $.001 par value common stock reduced by seventy-five percent (75%); that is, every four (4) shares of the issued and outstanding common stock shall be exchanged for one (1) share of the common stock. On July 30, 2001, the Company effected a 1-for-4 reverse stock split of its outstanding common stock.

Issuance of common stock

Pursuant to a Consulting Agreement entered into on June 15, 2001, the Company issued 1,729,858 post split common shares of the Company to a consultant for his services. The issuance of shares has been recorded at the fair value of stock amounting $709,242.

As part of the Acquisition Agreement entered into on July 20, 2001, the Company issued 17,500,000 shares to former shareholders of DataLogic Consulting, Inc.

NOTE 5 - DUE TO SHAREHOLDERS

The board of directors of DCI declared a distribution of the balance of retained earnings of $896,160 as of June 30, 2001. The shareholders of DCI converted balance of dividends into loans. The loans amounting $426,160 as of September 30, 2001, are due on demand, interest free and unsecured.

NOTE 6 - ACQUISITION

On July 20, 2001, the shareholders of the Company exchanged for 1,000 shares of no par value common stock of DataLogic Consulting, Inc. (DCI), which then constituted 100% of the issued and outstanding shares of DCI, for 17,500,000 shares of the common stock of the Company, by which DCI became a majority owned subsidiary of the Company. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of DCI controlled majority of the total shares of Common Stock of the Company outstanding immediately following the acquisition. The officers and directors of the Company resigned their positions and the shareholders of DCI assumed control of the two entities.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The cash flow statements do not include following non-cash investing and financing activities:

On July 20, 2001, the shareholders of the Company exchanged 17,500,000 shares of the common stock for 1,000 shares of no par value common stock of DataLogic Consulting, Inc. (DCI), which then constituted 100% of the issued and outstanding shares of DCI.

Since the acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes, the cash flow statements do not include acquisition of following assets and liabilities of the acquired company:

        Current assets                           $          51
        Non-current assets                       $       2,828
        Current liabilities                      $      95,699

(2) During the three month period ended September 30, 2001, the Company issued
1,729,858   shares of common stock to a consultant for services amounting
$709,242.

NOTE 8 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three and nine month periods ended September 30, 2001 and 2000 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding.

Item 2. Management's Discussion and Analysis or Plan of Operation.

ITEM 2.

In keeping with the extremely difficult industry conditions, as well as poor results posted by many other computer consulting companies, the Company reported disappointing third quarter results. The Company had $407,155 in net revenue, down 62 percent from the third quarter in 2000. For the nine months ended September 30, 2001, the Company had $1,782,164 in net revenue, down 45% from same period in 2000. The Company posted a $704,789 net loss for the third quarter in 2001 versus net income of $133,152 from the same period in 2000. For the nine months ended September 30, 2001, the Company had a $626,667 net loss versus net income of $390,757 from same period in 2000. Diluted earnings per share of ($0.03) and ($0.03) for the three months and nine months ended September 30, 2001 compared to $0.01 and $0.02 for the comparable periods in 2000.

The Company recognizes that it is not immune to some of the problems that affected many of its competitors in the third quarter. The Company experienced ongoing weakness in its computer consulting businesses and it continued to be hurt by the negative effects of the computer industry and U.S. economy in general. The Company expects that these factors will continue to work against it into the fourth quarter of this year.

Revenue for the three months ended September 30, 2001 was down 62% versus the same period last year. Similarly, revenue for the nine months ended September 30, 2001 was down 45% from the same period last year.

The Company's 2001 third-quarter operating expenses were $482,072, or 118% of revenue, compared to the Company's 2000 third quarter operating expenses of $960,475, or 88% of revenue. For the nine months ended September 30, 2001, operating expenses were $1,786,038, or 101% of revenue, compared to $2,859,210, or 88% of revenue for the same period in 2000.

The non-operating consulting expense of $709,242 incurred in the third quarter 2001 in connection with the Company's reverse acquisition of TopClick International, Inc. is primarily responsible for the Company's net loss. The Company issued shares for these consulting services and the fair value of the shares, $709,242, was expensed in the third quarter.

For the nine months ended September 30, 2001, cash flows from investing activities increased $80,000 from the sale of certain non-core assets resulting in a one time net gain of $77,172 on the disposal of these assets.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         (a)   None.

         (b)   None.

         (c) As part of the Acquisition Agreement among Datalogic Consulting, Inc. and TopClick International, Inc., the Company issued 17,500,000 shares to former shareholders of DataLogic Consulting, Inc. The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act for transactions by the issuer not involving any public offering.

         (d)   None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On July 20, 2001, the Company effected a 1-for-4 reverse stock split of its outstanding common stock. The amendment to the Company's Certificate of Incorporation was recommended by the Company's Board of Directors and approved by the written consent of the holders of a majority of the issued and outstanding shares of common stock of the Company. On July 24, 2001, the Company amended its Certificate of Incorporation to specify that the name of this corporation is "Datalogic International, Inc. The amendment to the Company's Certificate of Incorporation was recommended by the Company's Board of Directors and approved by the written consent of the holders of a majority of the issued and outstanding shares of common stock of the Company. .


Item 5.  Other Information.

         (a)   None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits:   (3)(i)(2)Certificate of Amendment of Certificate of Incorporation
            (4:1 stock conversion)

            (3)(i)(3)Certificate of Amendment of Certificate of Incorporation (name change to Datalogic International, Inc.)

(b)  Reports on Form 8-K.

On August 2, 2001, the Company filed a report on Form 8-K dated July 25, 2001 to report the reverse acquisition of Datalogic Consulting, Inc., the change in control, the change in certifying auditors, a change in its principal business address, and a change in the board of directors.

On September 10, 2001, the Company filed an amended report on Form 8-K/A dated July 25, 2001 to include the remarks of Davidson & Company who were replaced as the Company's auditors.

On September 18, 2001, the Company filed an amended report on Form 8-K/A dated July 25, 2001 to report a change in the Company's fiscal year end from June 30th to December 31st and to include the accounting report of Kabani & Company, Inc. in connection with the reverse acquisition.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date:  November 13, 2001            /s/  Derek K. Nguyen
                                    _______________________________________
                                    Name: Derek K. Nguyen
                                    Title: President