Form 10KSB
period 2001-12-31
DATALOGIC INTERNATIONAL INC
filed 2002-03-27
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the period ended December 31, 2001

                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission file number: 000-30382

                   DATALOGIC INTERNATIONAL, INC.
             (Formerly TopClick International, Inc.)
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Delaware                                    33-0755473
  ---------------------------------          -----------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues in its most recent fiscal year were $2,188,657.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2001, was approximately
$1,101,256.00 based on a price per share of $0.150

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value was 25,962,093 as of March 25, 2002.

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

On July 6, 2001, the Company sold its search engine web site to Providential Holdings, Inc., and undertook the acquisition of DataLogic Consulting, Inc. ("DataLogic") which is a California-based software consulting company dedicated to software consulting, programming and development services.

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

Acquisition of DataLogic

Further to the Acquisition Agreement, the shareholders of DataLogic Consulting, Inc. exchanged 1,000 shares of no par value common stock of DataLogic Consulting, Inc. which then constituted 100% of the issued and outstanding shares of the no par value common stock of DataLogic Consulting, Inc. for 17,500,000 shares of our common stock ("Acquisition"). The Acquisition was approved by the unanimous written consent of its Board of Directors on July 20, 2001. Immediately prior to the Acquisition, the Company had 26,923,675 shares of common stock issued and outstanding. Following the Acquisition and the reverse stock split, the Company have 24,230,918 shares of common stock issued and outstanding. As a condition precedent to the Acquisition, on July 20, 2001, the Company authorized a reverse stock split of its common stock pursuant to which the issued and outstanding shares of $.001 par value common stock was reduced by 75%; that is, every four shares of its issued and outstanding common stock shall be exchanged for one share of its common stock.

Business of the Company

Prior to July, 2001, the Company owned and operated the TopClick website, a privacy-oriented search engine with complementary privacy-based information site with links to information on privacy issues, news, books and organizations. The Company derived revenues primarily from advertising however advertising revenues were not sufficient to fund operations. The Company attempted, but were unsuccessful in raising capital to fund operations and eventually the operations ran out of money, leading to the transaction with DataLogic Consulting, Inc.

Following to the acquisition of DataLogic Consulting, Inc., the Company is an information technology (IT) consulting business. Its core business includes SAS and telecommunications consulting, Web and general software development, IT staffing and outsourcing development, value added reselling and technical training.

Marketing Plan

The Company employs a direct sales force which consists of business development personnel and account managers who market its services to senior business executives, information officers, information systems managers and others who purchase IT and telecommunication services. The Company engages in advertising and other traditional marketing techniques such as client referrals, trade shows, and personal sales calls to targeted clients. Relationships with its larger clients and key governmental personnel are maintained and fostered by at least one of its executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive edge. The Company derives a large part of its business from repeat sales to its clients which consists primarily of Fortune 1000 and middle market companies across most major industries and governmental agencies. These organizations typically have significant IT budgets and depend on outside consultants to help achieve their business objectives.

Intellectual Property

The Company owns a Referral Partner (RP) Program, a residual income producing program for independent partners to earn commissions on new business referred to the Company. The Company has registered its key Internet URLs including www.dlgi.com and www.datalogic-inc.com and review these registrations on a regular basis to ensure that they remain current and in good standing. While the Company has applied for registration of trademarks and registered domain names in an effort to protect them, it cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

Costs and Effects of Compliance with Environmental Laws

The Company has not incurred any separately identifiable costs to comply with environmental laws.

Employees and Consultants

The Company and its subsidiary currently employ 20 employees and 8 consultants. The Company believes there is an adequate pool of IT resources but a continuing shortage of specialized professionals in the market place who can address the changing and increasingly sophisticated technology needs of its clients. The Company actively competes for these persons with in-house MIS departments and other computer consulting firms.

Item 2.  Description of Property.

DataLogic's corporate offices are located at 12966 Euclid Street, Suite 450, Garden Grove, California 92840 where the Company has a lease for approximately 1,200 square feet that expires in November 1, 2001. The Company also leases office spaces in Alexandria, Virginia and Houston and Dallas, Texas. The Company believes that its current facilities are adequate for its current level of operations and that suitable additional or alternative space will be available as needed.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 10, 2001 the Company's Board of Directors passed a resolution to dissolve both of its subsidiaries, Topclick Corporation and Topclick (Canada) Inc. The resolution was approved by the written consent of the holders of a majority of the issued and outstanding shares of common stock of the Company.



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


                                        Fiscal Year Ended
                               ----------------------------------
                              December 31, 2001  December 31, 2000
                               ---------------    ---------------
                                High      Low      High      Low
     Quarter 1                  0.69      0.06     9.52      1.44
     Quarter 2                  1.25      0.05     3.52      1.00
     Quarter 3                  1.09      0.25     1.40      0.04
     Quarter 4                  0.41      0.07     0.25      0.06


This market for the Company's common stock has been extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock.

There are approximately 176 holders of the Company's common stock, according to the Company's shareholder list and over 2,000 holders in street name. There have been no cash dividends declared on the Company's common stock since the Company's inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.

Item 6.  Plan of Operation

Company's Plan of Operation for Next 12 Months

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 ("FORWARD-LOOKING STATEMENTS")INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD","MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS. THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSE FORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Consulting Services. The Company provides a wide range of Information Technology (IT) services that includes project management, SAS consulting, on/off-site software development, outsourcing, Internet solutions, telecommunications integration/development, professional IT staffing, value added reselling, and training.

The Company has historically provided a majority of its consulting services at client facilities. Such consulting services have been provided under both professional staff supplementation and project engagements. Staff supplementation engagements are distinguishable from project engagements, commonly referred to as outsourcing services, in that with staff engagements the client generally maintains responsibility for the overall task. Whereas with outsourcing services, the Company typically assumes major responsibilities for the management of the project and/or the design and implementation of specific deliverables based upon client-defined requirements. The Company's objectives in providing professional staffing engagements include developing a clear understanding of the client's IT needs and positioning itself to provide quality consulting and outsourcing services if the need arises.

The Company seeks to provide quality consulting services to its existing and prospective Fortune 1000 clients and governmental agencies. The Company expects to create value by deploying domain expert technologists to work with clients in the Telecommunications, Energy, Financial, Governmental, Healthcare, Manufacturing, Retail and Transportation industries. The Company believes future prospect of contract renewals from existing clients are good since DataLogic has received favorable reviews and has been extended for multiple terms on most of the projects; however, there can be no assurance that the Company will be able to renew most of these contracts, if at all.

Outsourcing Services. The Company anticipates that it will continue to market its outsourcing services. The Company believes its competitive edge is its access to a vast pool of talented and inexpensive IT resources. The Company expects to effectively compete in this highly competitive industry by utilizing its joint ventured offshore development facility located in South Viet Nam. The Company offers turn key software development and testing to its clients at rates which are substantially lower than most of its competitors. To ensure the quality of services provided, the Company conducts extensive in-house training and utilize industry standard methodology and development procedures.

Software Development. The Company anticipates that it will launch a separate division to dedicate its sole focus on software product development. Current and future plans include in-house development and merger/strategic alliance with product companies.

Value Added Reselling. The Company intends to market its services to product companies to provide Value Added Reselling (VAR) Services. Through this service, the Company seeks to extend its partners' distribution channels as well as providing custom development and on-going training.

Strategic Alliance. The Company is a SAS Alliance member, BEA and Microsoft Certified partner. The Company anticipates that it will further explore this alliance relationship to extend its market share in providing its consulting services. The Company anticipates on-going and potentially increase referral businesses from SAS Institute as well as BEA System and Microsoft; however, no guaranty can be provided that such will occur. The Company plans to extend its Business Alliances program to include complimentary strategic business partners. The Company expects to form alliances with the software, e-learning and high tech communities. The idea behind this model is to build partnerships and alliances with companies offering varied core competencies. In so doing, the Company expects to be able to gather a pool of resources who are best in their class for all future co-development/marketing opportunities.

Business Combinations. The Company plans to initiate a growth strategy to expand its computer-related services, increase its client base and services offerings by way of selectively acquiring established complimentary companies.

The Company expects such targeted companies to have an established market presence in their respective fields along with a loyal customer base that can be used to cross sell other products and services. The heart of this strategy is to buy assets of these companies. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis but also upon its ability to integrate the acquired operations into its organization effectively, to retain clients of the acquired companies, to retain the personnel of the acquired or merged companies, and to obtain additional financing. The Company anticipates that it may be able to secure adequate financing to fund this growth strategy; however, there can be no assurance that the Company will be able to obtain additional financing on a timely basis.

Employees and Consultants. During the next 12 months, depending upon the success of the Company's growth strategy, the Company anticipates that it may be required to employ 30 additional employees; however, the Company is not able to estimate with certainty the number of additional personnel which may be required at this time

Management's Discussion and Analysis

Sources of Cash

Prior to June 30, 2001, the Company's primary source of cash was from the issuance of its equity securities. In January 1999, the Company entered into a financing agreement which provided the Company with gross proceeds of $2,000,000. These funds were spent on developing an information index to the top Internet guide and then a privacy-oriented website. These enterprises did not generate sufficient funds to cover operating expenses. The Company's failure to obtain additional financing for the privacy-oriented business resulted in the change of business following the last fiscal year-end.

The Company's primary source of cash has been from fees and sales revenues realized from its IT consulting and professional staffing operations. The Company currently maintains a $750,000 line of credit with a domestic bank under a revolving credit agreement which expires in May 2002, unless renewed. The Company believes that its future cash flows from operation and borrowings under its credit line will be sufficient to meet the Company's needs as presently conducted. The Company is attempting to secure additional financing at commercially reasonable rates but has yet obtained any financing as of December 31, 2001. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock. If additional funds are raised by the issuance of debt, the Company may be subject to certain limitations on operations, including limitations on the payment of dividends. If additional funds are not available or are not available on reasonable terms, this could significantly limit the Company's ability to fund its growth strategy.

Results of Operations

The Company recorded net revenues of $2,188,657 in the year ended December 31, 2001, compared to net revenues of $3,915,147 in the prior year. For the year ending December 31, 2001, total operating expenses were $2,226,612, a decrease of $1,172,459 from the year ending December 31, 2000, which showed total operating expenses of $3,399,071. The decrease in overall revenue is primarily attributed to general softness in the IT services market. Our loss from operations was $37,955, compared to an operating profit of $516,076 in the prior year. The total non-operative expenses amounted to $634,671 as compared to a total non-operative income of $16,032 in prior year. The increase in non-operative expenses is due to incurrence of consulting expense of $709,244 in the current year. This consulting agreement was agreed upon by the prior management of the Company and pertains to the reverse acquisition of the Company. If the financial statements of the Company were not charged with such one time consulting expense, the Company's income statement for the year ended December 31, 2001 would have reflected a net income of $35,016. The net loss for the year ended December 31, 2001 amounted to $674,226 as compared a net income of $528,421 for the year ended December 31, 2000.

The recent drastic economic downturn and the unfortunately September 11 event have caused a severe disruption to its business. In response, the Company took extreme measures to control costs and protect its bottom line. The Company had to cut operating expenses where possible including salaries and compensations. Direct and indirect expenses associated to the reverse acquisition of TopClick also have a significant negative impact on its financial condition. Management believes that the Company had weathered these difficult events well and is on its way to recovery. Management further believes that the technology sector will lead the economy out of recession and the Company is positioning itself to be a beneficiary of that.

Liquidity and Financial Position

At December 31, 2001, the Company had property and equipment, comprising computer equipment, with a net book value of $12,146. Current assets amounted to $286,359. Current liabilities, comprised of $141,628 in accounts payable, $239,462 due to a revolving line of credit and $55,000 due to shareholders. The current liabilities exceeded the total current assets by $149,731.

During the year ended December 31, 2001, the Company used $35,230 of cash to fund operating activities. This was represented by its net loss of $674,226 with adjustments for non-cash items including depreciation and amortization of $2,957, net gain on of sale of property and equipment of $77,172, issuance of shares for contractors' and employee' compensation of $709,242.

In the year ended December 31, 2001, the Company realized $71,353 from the sale of equipment, net of purchases, compared to net purchases of $4,312 in the prior year.

The financing activities include distribution of $896,160 before the reverse merger, and increase in loan against the line of credit by $239,462. The increase in loan from shareholders amounted to $55,000.

The Company's net decrease in cash and cash equivalents was $565,575, compared to an increase of $324,771 in the prior year.

In view of the matters described above, recoverability of a major portion of the recorded assets amounts shown in the balance sheets is dependent upon continued operation of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2001, towards management of liabilities and improving the operations. The Company has a revolving line of credit through its bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

Item 7.  Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item
310)are filed with this Annual Report on Form 10-KSB.

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

Nigel K. Kaiyanni. Mr. Kaiyanni is our Secretary, Chief Operating Officer and a member of our Board of Directors. Mr. Kaiyanni graduated from the University of West Los Angeles, School of Law, in 1999, and received a Juris Doctorate degree. From August 2000 through the present, Mr. Kaiyanni worked for DataLogic Consulting, Inc. as its corporate Secretary and a member of its Board of Directors, where he oversees the day-to-day operations. From June 1999 through November 1999, Mr. Kaiyanni worked on a pro bono basis as a litigation assistant and a consultant with the law firm of Ramin Saedi & Associates, in
Century City, California. From January 1996 through December 1999, Mr. Kaiyanni was a full time law student. Mr. Kaiyanni is the brother of Derek K. Nguyen, our President, and Chairman of our Board of Directors. Mr. Kaiyanni is the brother-in-law of Dennis T. Tran, a member of our Board of Directors. Mr. Kaiyanni is the brother of Khanh D. Nguyen, our Chief Technology Officer, Chief Financial Officer and a member of our Board of Directors.

Khanh D. Nguyen. Mr. Nguyen is our Chief Technology Officer, Chief Financial Officer and a member of our Board of Directors. Mr. Nguyen graduated from Texas A&M University in 1987 and received a Bachelor of Science degree in Electrical Engineering. From September 1999 through the present Mr. Nguyen has been employed by KDN Securities as its President. From September 1993 through the present, Mr. Nguyen has been employed by DataLogic Consulting, Inc. as its Vice President and its Chief Technology Officer and a member of its Board of Directors. At DataLogic Consulting, Inc. Mr. Nguyen oversees and manages the financial and technical operations. Under his direction, DataLogic Consulting, Inc. has formed working relationships with SAS Institute, Inc., MindLeaders.com and BEA Systems, Inc. From February 1999 through April 1999, Mr. Nguyen consulted for Harvest Technology as a Product Manager. Mr. Nguyen also consulted for CSX, Charles Schwab and Flagstar for whom he developed real-time and object-oriented applications. From December 1996 through September 1997, Mr. Nguyen was employed by Distributed Solution as a Systems Architect. Mr. Nguyen also have led a team to develop a product that received Microsoft Retail Application award. Mr. Nguyen has practical working experience in the areas of Aerospace, Defense, Financial, Retail, Hospitality, and Transportation.
Mr. Nguyen is the brother of Derek K. Nguyen, our President and a member of our Board of Directors. Mr. Nguyen is the brother of Nigel K. Kaiyanni, our Secretary and a member of our Board of Directors. Mr. Nguyen is the brother-in-law of Dennis T. Tran, our Chief Information Officer and a member of our Board of Directors.

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

                   SUMMARY COMPENSATION TABLE

                                                   Long Term Compensation
                                                   ----------------------
                      Annual Compensation          Awards        Payouts
Name and              -------------------          -------        -------
Principal            Salary  Bonus   Other Annual  Stock  Options LTIP    All Other
Position      Year    ($)     ($)    Compensation  Awards SARs(#) Payouts Compensation
------------- ------ ------- ------- ------------ ------- ------- ------- ------------
Derek Nguyen   2001  $60,000  None      None        None    None   None      None
CEO/President



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2001 by (I) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. This table reflects the subsequent four for one rollback of the Company's stock.


Name and Address of     Nature of         Number of     Percent of
Beneficial Owner        Beneficial owner  Shares Held   Class
----------------------  ----------------  ------------  ------------

Derek K. Nguyen         President, Chief     6,674,885       27.55%
12966 Euclid Street     Executive Officer
Suite 450               and Chairman of
Garden Grove, CA 92840  the Board of
                        Directors


Khanh D. Nguyen         Chief Technology     3,688,269       14.78%
5001 Spring Valley Road Officer, Chief
Suite 400E              Financial Officer
Dallas, TX 75244        and Director


Nigel K. Kaiyanni       Chief Operating      2,224,962        9.18%
12966 Euclid Street     Officer, Secretary
Suite 450               and Director
Garden Grove, CA 92840


Dennis Tran             Chief Information      371,077        1.49%
5001 Spring Valley Road Officer and
Suite 400E              Director
Dallas, TX 75244


Providential Holdings   5% or more           2,666,922       10.68%
8700 Warner Avenue      shareholder
Fountain Valley, CA 92708


Chris Lewis             5% or more           1,994,273        7.99%
1636 West 2nd Street    shareholder
Vancouver, BC


All officers and
directors as a group
(four persons)                              12,959,193       51.92 %


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

Changes In Control. On July 20, 2001, the shareholders of the Company exchanged for 1,000 shares of no par value common stock of DataLogic Consulting, Inc.(DCI), which then constituted 100% of the issued and outstanding shares of DCI, for 17,500,000 shares of the common stock of the Company, by which DCI became a majority owned subsidiary of the Company. The acquisition of DCI resulted in a change in Control. The following table specifies information regarding the shareholdings of our current directors and executive officers and those persons or entities who beneficially own more than 5% of our common stock, after giving effect to the exercise of the warrants held by each such person or entity.

Name and Address of     Nature of         Number of     Percent of
Beneficial Owner        Beneficial owner  Shares Held   Class
----------------------  ----------------  ------------  ------------

Derek K. Nguyen         President, Chief    6,674,885       27.55%
12966 Euclid Street     Executive Officer
Suite 450               and Chairman of
Garden Grove, CA 92840  the Board of
                        Directors

Khanh D. Nguyen         Chief Technology    3,688,269       14.78%
5001 Spring Valley Road Officer, Chief
Suite 400E              Financial Officer
Dallas, TX 75244        and Director


Nigel K. Kaiyanni       Chief Operating     2,224,962        9.18%
12966 Euclid Street     Officer, Secretary
Suite 450               Director
Garden Grove, CA 92840


Dennis Tran             Chief Information     371,077        1.49%
5001 Spring Valley Road Officer and
Suite 400E              Director
Dallas, TX 75244


Providential Holdings   5% or more           2,666,922      10.68%
8700 Warner Avenue      shareholder
Fountain Valley, CA
92708


Chris Lewis             5% or more           1,994,273       7.99%
1636 West 2nd Street    shareholder
Vancouver, BC

All officers and
directors as a group
(four persons)                              12,959,193      51.92%


Item 12.  Certain Relationships and Related Transactions.

Related Party Transactions.

The Company has a loan payable to shareholders on December 31, 2001 amounting $55,000. The loan is due on demand, unsecured and non-interest.

Item 13.  Exhibits and Reports on Form 8-K

During the fourth quarter, the Company did not file any following Reports on Form 8-K.

                                  SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Garden Grove, California, on March 26, 2002.

                         DataLogic International, Inc.,
                         a Delaware corporation

                         By: /s/  Derek K. Nguyen
                            --------------------------------------------
                         Its: President and Chief Executive Officer


                         By: /s/  Khanh D. Nguyen
                            --------------------------------------------
                         Its: Vice President, Chief Financial
                              Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  Nigel K. Kaiyanni
    ------------------------------------------
Its:  Chief Operating Officer, Secretary and Director


By: /s/ Dennis T. Tran
    ------------------------------------------
Its:  Chief Information Officer and Director

                   INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Datalogic International, Inc.

We have audited the accompanying consolidated balance sheet of Datalogic International, Inc. (Formerly, TopClick International, Inc.), a Delaware Corporation and the subsidiary (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalogic International, Inc. as of December 31, 2001 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $752,348 and the Company's total liabilities exceeded the total assets by $134,926 as of December 31, 2001. These factors as discussed in Note 12 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 1, 2002

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2001


                              ASSETS
                              ------

CURRENT ASSETS:
   Accounts receivable                                        $     277,977
   Prepaid expenses                                                   8,382
                                                              --------------
     Total current assets                                           286,359

PROPERTY AND EQUIPMENT, net                                          12,146

DEPOSITS                                                              2,659
                                                              --------------
                                                              $     301,164
                                                              ==============


              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES:
   Accounts payable & accrued expenses                        $     141,628
   Line of credit                                                   239,462
   Due to shareholders                                               55,000
                                                              --------------
     Total current liabilities                                      436,090

STOCKHOLDERS' DEFICIT
   Common stock, .001 par value; Authorized shares
    100,000,000; Issued and outstanding shares 24,962,093            24,962
   Additional paid in capital                                       592,460
   Accumulated deficit                                             (752,348)
                                                              --------------
     Total stockholders' deficit                                   (134,926)
                                                              --------------
                                                              $     301,164
                                                              ==============






      The accompanying notes are an integral part of these consolidated financial statements.

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2001 & 2000



                                                        2001         2000
                                                  ------------- -------------
Net revenue                                       $  2,188,657  $  3,915,147

Operating expenses                                   2,226,612     3,399,071
                                                  ------------- -------------

Income (loss) from Operations                          (37,955)      516,076

Non-Operating Income (expense):
   Interest income                                      14,115        16,032
   Net gain on disposal of assets                       77,172             -
   Other income                                          2,749             -
   Consulting expense                                 (709,242)            -
   Loss on investment                                  (18,807)            -
   Interest expense                                       (658)            -
                                                  ------------- -------------
   Total non-operating income (expense)               (634,671)       16,032
                                                  ------------- -------------

Income (loss) before income tax                       (672,626)      532,108

Provision for income tax                                 1,600         3,687
                                                  ------------- -------------
Net income (loss)                                 $   (674,226) $    528,421
                                                  ============= =============

Basic and diluted net income (loss) per share *   $      (0.03) $       0.03
                                                  ============= =============
Basic and diluted weighted average
 shares outstanding                                 23,751,453    17,500,000
                                                  ============= =============

  * The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock retroactively effect a 1:4 reverse split on July 30, 2001.

    Basic and diluted weighted average shares outstanding have been restated for 2000 to effect the recapitalization upon reverse merger.









       The accompanying notes are an integral part of these consolidated financial statements.


                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                     Common Stock                                        Equity
                             ----------------------------    Additional               Stockholders'
                               Number of                     paid in     Accumulated     Equity
                                 Shares        Amount        capital       deficit     (deficit)
                             -------------- ------------- ------------- ------------- -------------
Balance at January 1, 2000      17,500,000         1,000             -       545,617       546,617

Distribution                             -             -             -      (256,000)     (256,000)

Income for the year                      -             -             -       528,421       528,421
                             -------------- ------------- ------------- ------------- -------------

Balance at December 31, 2000    17,500,000  $      1,000  $          -  $    818,038  $    819,038

Distribution before
  reverse merger                         -             -             -      (896,160)     (896,160)

Issuance of shares for
  consulting services            1,729,858         1,730       707,512             -       709,242

Recapitalization on
  reverse merger                 5,732,235        22,232      (115,052)            -       (92,820)

Loss for the year                        -             -             -      (674,226)     (674,226)
                             -------------- ------------- ------------- ------------- -------------

Balance at December 31, 2001    24,962,093  $     24,962  $    592,460  $   (752,348) $   (134,926)
                             ============== ============= ============= ============= =============


          The accompanying notes are an integral part of these consolidated financial statements.



            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2001 & 2000

                                                                2001         2000
                                                           ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $   (674,226) $    528,421
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                2,957         2,581
     Net gain on sale of assets                                 (77,172)            -
     Issuance of shares for services                            709,242             -
     (Increase) decrease in current assets:
        Receivables                                              72,599        99,265
        Prepaid expenses                                         (8,382)            -
        Deposits                                                    171        (2,635)
     Increase (decrease) in current liabilities:
        Accounts payable and accrued expense                    (60,419)      (42,549)
                                                           ------------- -------------
  Total Adjustments                                             638,996        56,662
                                                           ------------- -------------
     Net cash provided by (used in) operating activities        (35,230)      585,083
                                                           ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceed from sale of asset                                     80,000             -
  Acquisition of property & equipment                            (8,647)       (4,312)
                                                           ------------- -------------
     Net cash provided by (used in) investing activities         71,353        (4,312)
                                                           ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                (896,160)     (256,000)
  Cash received from line of credit                             239,462             -
  Loan from shareholders                                         55,000             -
                                                           ------------- -------------
     Net cash used in financing activities                     (601,698)     (256,000)
                                                           ------------- -------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             (565,575)      324,771

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                      565,575       240,804
                                                           ------------- -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                    $          -  $    565,575
                                                           ============= =============




       The accompanying notes are an integral part of these consolidated financial statements.

                                5

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

Datalogic International, Inc. (formerly, Topclick International, Inc.) (the "Company") was incorporated on October 3, 1996 in the state of Delaware and was considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7 through July 20, 2001. The Company changed its name from Galveston Oil & Gas, Inc. to Topclick International, Inc. on February 5, 1999. The Company was developing an Internet website for providing users with a one-stop information index to the top Internet guides.

Effective February 23, 1999, the Company acquired all the issued and outstanding common stock of Topclick Corporation (TC) by issuing 2,200,000 shares of common stock. As a result of the share exchange, control of the combined companies passed to the former shareholders of TC. The exchange was accounted for as a capital transaction accompanied by a recapitalization of TC.

TC was incorporated under the laws of the state of Delaware on July 8, 1998. Effective July 8, 1998, TC acquired all the issued and outstanding common stock of Topclick (Canada) Inc. (TCCA), a company under common control, and as such, the business combination has been accounted for at historical costs in a manner similar to that in a pooling of interests.

TCCA was incorporated under the laws of the Canada Business Corporation Act and commenced operations on May 15, 1998. Since TCCA was acquired by TC, a company under common control, the deemed date of inception of TC is May 15, 1998. In addition, TC purchased certain Internet assets from Helpful by Design Inc., a company also under common control. This has been accounted for at predecessor historical costs. Effective December 31, 2001, the Board of directors approved dissolution of TC and TCCA.

On July 20, 2001, the Company acquired 100% shares outstanding of Datalogic Consulting, Inc. (DCI), a Texas Corporation, and became a parent Company (Note
14). DCI provides SAS consulting services, Telecommunication and Wireless consulting services, Web design and E-commerce development, and IT staffing and offshore development services to various industries throughout the country. DCI was formed on August 20, 1993. For accounting purposes, the transaction has been treated as a recapitalization of the Company, with DCI as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of the Company have been included with those of DCI from the acquisition date.

On July 23, 2001, the board of directors approved the amendment of the Company's certificate of incorporation to change its name to DataLogic International, Inc.

On December 10, 2001, the board of directors approved a resolution to dissolve TC and TCCA.

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiary, DCI. All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the year ended December 31, 2001 include both the Company (from the acquisition date) and DCI (for full year) while the historical results for the year ended December 31, 2000 include only DCI.

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

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3-5 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the period ended December 31, 2001, such differences were insignificant.

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

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2001 and 2000 were $1,995 and $688 respectively.

Segment Reporting

 Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

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

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Expenses are recognized in the period which the corresponding liability is incurred.

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

Recent Pronouncements

In September 2000, the FASB issued Financial Accounting Standards SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the methods as described in Note 2.

Property and equipment at December 31, 2001, consists of the following:


     Computer equipment and software               $       13,873
     Furniture and office equipment                         7,676
                                                   ---------------
                                                           21,549
     Accumulated depreciation                               9,403
                                                   ---------------
                                                   $       12,146
                                                   ===============

4.     RELATED PARTY LOAN

The Company has a loan payable to shareholders on December 31, 2001 amounting $55,000. The loan is due on demand, unsecured and non-interest bearing.

5.     LINE OF CREDIT

The Company has a line of credit from a financial institution for $750,000. The line expires on May 31, 2002. The line is secured by the Company's assets and bears an interest rate of 4.95% on December 31, 2001. The line requires the DCI to maintain tangible net worth of $600,000 at all the time.

6.    STOCKHOLDERS' EQUITY

Common stock

As a condition precedent to the acquisition, On July 30, 2001, TopClick International, Inc. authorized a reverse stock split of their common stock pursuant to which the issued and outstanding shares of $.001 par value common stock reduced by seventy-five percent (75%); that is, every four (4) shares of our issued and outstanding common stock was exchanged for one (1) share of our common stock.

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

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Following is a summary of the stock option activity:



         Outstanding at June 30, 2000       1,430,250
         Granted                                    -
         Forfeited                           (770,312)
         Exercised                                  -
                                          ------------
         Outstanding at June 30, 2001         659,938
         Granted                                    -
         Forfeited                           (231,250)
         Exercised                                  -
                                          ------------
         December 31, 2001                    470,250
                                          ============

The Company did not grant any option during the year ended December 31, 2001.

Following is a summary of the status of options outstanding at December 31, 2001:


                 Outstanding Options                    Exercisable Options
               -------------------------------------- -----------------------
                             Weighted
                              Average    Weighted                 Weighted
                            Remaining    Average                  Average
                          Contractual    Exercise                 Exercise
Exercise Price   Number          Life    Price        Number      Price
-------------- --------   -----------    ------------ ----------- -----------
$ 0.25          470,250          0.6     $  0.25      470,250     $  0.25


The Company granted 939,000 options to consultants and non-employees during the year 2000 which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option-pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensations recognized during the year 2001 and 2000 were $6,300 and $113,127, respectively.

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

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    INCOME TAXES

The Company's total deferred tax asset is as follows:

                                               December 31,
                                                  2001
                                               -----------
         Tax benefit of net operating
            loss carryforward                  $ 1,716,800
         Valuation allowance                    (1,716,800)
                                               ------------
                                               $         -
                                               ============

The valuation allowance increased to $1,716,800 from $1,411,200, during the period from June 30, 2001 to December 31, 2001, since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. Through December 31, 2001, the Company incurred net operating losses for federal tax purposes of $4,292,000. The net operating loss carryforward may be used to reduce taxable income through the year 2016. Net operating loss for carry forwards for the State of California are generally available to reduce taxable income through the year 2006. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income tax consists of the state minimum tax imposed on corporations.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,600 for income tax and $658 interest in the year ended December 31, 2001 and $3,687 for income tax and $0 for interest in the year ended December 31, 2000.

9.    MAJOR CUSTOMERS

Three major customers provided 70% of the Company's net revenue for the year ended December 31, 2001 and two major customers provided 62% of the net revenue for the year ended December 31, 2000. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

10.    COMMITMENTS

The company leases two office facilities under monthly leases. Total monthly rental under these leases is $1,923.

            DATALOGIC INTERNATIONAL, INC.& SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   ACQUISITION

On July 20, 2001, the shareholders of the Company exchanged for 1,000 shares of no par value common stock of DataLogic Consulting, Inc. (DCI), which then constituted 100% of the issued and outstanding shares of DCI, for 17,500,000 shares of the common stock of the Company, by which DCI became a majority owned subsidiary of the Company. The acquisition has been treated as a capital transaction in substance, rather than a business combination, and is deemed a "reverse acquisition" for accounting purposes since the former owners of DCI controlled majority of the total shares of Common Stock of the Company outstanding immediately following the acquisition. The officers and directors of the Company resigned their positions and the shareholders of DCI assumed control of the two entities. The financial statements of legal acquiree are not significant, therefore, no pro forma financial information is submitted.

12.   GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $752,348 on December 31, 2001. The Company's total liabilities exceeded the total assets by $134,926 as of December 31, 2001. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2001, towards management of liabilities and improving the operations. The Company has a revolving line of credit through their bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.