Form 10QSB
period 2002-03-31
DATALOGIC INTERNATIONAL INC
filed 2002-05-15
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ----------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002

                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission file number: 000-30382

                  DataLogic International, Inc.
-----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



          Delaware                              330755473
          --------                       -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


  12966 Euclid Street, Suite 450, Garden Grove, California 92840
  -------------------------------------------------------------
             (Address of principal executive offices)

                          (714) 530-6005
                  -----------------------------
                 (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of March 31, 2002, there were 25,962,093 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]
==========================================================================

                              INDEX

PART I. FINANCIAL INFORMATION............................

Item 1.     Financial statements

            Unaudited Consolidated Balance Sheets - Three Months
            Ended March 31, 2002 and 2001

            Unaudited Consolidated Statement of Operations - Three Months Ended March 31, 2002 and 2001

            Unaudited Consolidated Statement of Cash Flows - Three Months Ended March 31, 2002 and 2001

            Notes to Unaudited Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis and Plan of Operation

PART II.    OTHER INFORMATION   ...............................

Item 1.     Pending Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports Filed on Form 8-K



SIGNATURES .....................................................


                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2002
                           (Unaudited)


                              ASSETS


CURRENT ASSETS:
  Accounts receivable                              $       360,135
  Prepaid expenses                                           4,321
                                                   ----------------
    Total current assets                                   364,456

PROPERTY AND EQUIPMENT, net                                 11,419

DEPOSITS                                                     2,659
                                                   ----------------
                                                   $       378,534
                                                   ================



              LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
  Accounts payable & accrued expenses              $       200,255
  Line of credit                                           304,801
  Due to shareholders                                       55,000
                                                   ----------------
     Total current liabilities                             560,056

STOCKHOLDERS' DEFICIT
  Common stock, .001 par value; Authorized
   shares 100,000,000 issued and outstanding
   shares 25,962,093                                        25,962
  Additional paid in capital                               657,460
  Accumulated deficit                                     (864,944)
                                                   ----------------
    Total stockholders' deficit                           (181,522)
                                                   ----------------
                                                   $       378,534
                                                   ================







       The accompanying notes are an integral part of these consolidated financials statements.

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                 For the three months ended
                                                          March 31,
                                                 ---------------------------
                                                      2002          2001
                                                 ------------- -------------

Net revenue                                      $    397,252  $    828,433

Operating expenses                                    508,248       756,485
                                                 ------------- -------------

Income (loss) from Operations                        (110,996)       71,948

Non-Operating Income (expense):
  Interest income                                           -         7,035
                                                 ------------- -------------
  Total non-operating income (expense)                      -         7,035
                                                 ------------- -------------

Income (loss) before income tax                      (110,996)       78,983

Provision for income tax                                1,600           800
                                                 ------------- -------------

Net income (loss)                                $   (112,596) $     78,183
                                                 ============= =============

Basic and diluted net income (loss) per share *  $     (0.004) $      0.004
                                                 ============= =============
Basic and diluted weighted average
 shares outstanding                                25,228,760    17,500,000
                                                 ============= =============

* The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock split in the ratio of one share for four shares on July 30, 2001.

   Basic and diluted weighted average shares outstanding have been restated for 2000 to effect the recapitalization upon reverse merger on July 20, 2001.







The accompanying notes are an integral part of these consolidated financial statements.




                DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                            For the three months ended
                                                                     March 31,
                                                            ---------------------------
                                                                 2002         2001
                                                            ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $   (112,596) $     78,183
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                                 1,107           650
     Issuance of shares for service                               66,000             -
     (Increase) decrease in current assets:
        Receivables                                              (82,158)      (87,222)
        Prepaid expenses                                           4,061             -
        Deposits                                                       -         2,830
     Increase in current liabilities:
        Accounts payable and accrued expense                      58,627       120,634
                                                            ------------- -------------
  Total Adjustments                                               47,637        36,892
                                                            ------------- -------------
     Net cash provided by (used in) operating activities         (64,959)      115,075
                                                            ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property & equipment                              (380)       (1,375)
                                                            ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                       -      (331,500)
   Proceed from line of credit                                    65,339             -
                                                            ------------- -------------
     Net cash provided by (used in) financing activities          65,339      (331,500)
                                                            ------------- -------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                -      (217,800)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                             -       565,575
                                                            ------------- -------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                     $          -  $    347,775
                                                            ============= =============












           The accompanying notes are an integral part of these consolidated financial statements.




DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2001 were filed on March 27, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Segment Reporting

During the periods ended March 31, 2002 and 2001, the Company only operated in one segment, therefore segment disclosure has not been presented.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, and its 100% wholly owned subsidiary, DataLogic Consulting, Inc. (DCI). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of DCI on July 20, 2001, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of DCI control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on July 20, 2001. The historical results for the three month period ended March 31, 2002 include DCI and Topclick International, Inc., while the historical results for the three month period ended March 31, 2001 include only DCI.

NOTE 3 - RECENT PRONOUNCEMENTS

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

SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. This statement became effective January 1, 2002.

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

DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

NOTE 4 - STOCKHOLDERS' EQUITY

Stock Split

As a condition precedent to the Acquisition of DCI, the Company authorized a reverse stock split of its common stock pursuant to which the issued and outstanding shares of $.001 par value common stock reduced by seventy-five percent (75%); that is, every four (4) shares of the issued and outstanding common stock shall be exchanged for one (1) share of the common stock. On July 30, 2001, the Company effected a 1-for-4 reverse stock split of its outstanding common stock.

The Company issued 1,000,000 shares of common stock in the period ended March 31, 2002 for consulting services amounting $66,000.

NOTE 5 - DUE TO SHAREHOLDERS

The board of directors of DCI declared a distribution of the balance of retained earnings of $386,500 as of March 31, 2001. The shareholders of DCI converted balance of dividends into loans. The loans' balance amounting $55,000 as of March 31, 2002, are due on demand, interest free and unsecured.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company issued 1,000,000 shares of common stock in the period ended March 31, 2002 for consulting services amounting $66,000.

The Company paid $0 for income tax and interest during the three-month periods ended March 31, 2002 and 2001.

NOTE 7 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the three-month period ended March 31, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $864,944 on March 31, 2002. The Company's total liabilities exceeded the total assets by $181,522 as of March 31, 2002. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of

DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended March 31, 2002, towards management of liabilities and improving the operations. The Company has a revolving line of credit through their bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

Item 2.  Management's Discussion and Analysis and Plan of Operation


ITEM. 2

Results of Operations

Due to the continuing general economic slowdown and the softness in the information technology services market, the Company's net revenues decreased to $397,252 for the three months ended March 31, 2002 from $828,433 for the three months ended March 31, 2001, representing a 52% decrease from the same three-month period last year. The Company posted a $112,596 net loss for the first quarter in 2002 versus net income of $78,183 from the same period in 2001. Diluted earnings per share was ($0.004) for the three months ended March 31, 2002 compared to $0.004 for the comparable period in 2001.

The Company's 2002 first-quarter operating expenses were $508,248 compared to the Company's 2001 first quarter operating expenses of $756,485. Operating expenses as a percentage of net revenues increased to 128% for the three-month period ended March 31, 2002 from 91% for the three months ended March 31, 2001. Expenses during the three months ended March 31, 2002 primarily consisted of employees, facilities costs and consulting fees paid through the issuance of shares of common stock.

The non-operating consulting expense of $66,000 incurred in the first quarter 2002 in connection with the Company's retention of a consultant accounts for 59% of the Company's net loss. The Company issued shares for these consulting services and the fair value of the shares, $66,000, was expensed in the first quarter.

Liquidity and capital resources

The Company's primary sources of cash are its accounts receivable generated from operations and its revolving line of credit with a commercial bank.

The Company had a cash balance of $347,775 at March 31, 2001, as compared to zero balance on March 31, 2002. Net cash used by operating activities for the three month period ended March 31, 2002 $64,959 as compared to net cash provided by operating activities of $115,075. The usage is mainly due to net loss. Cash used in investing activities was $380 as compared to $1,375 in the corresponding period last year. Net cash provided by financing activities $65,339 as compared to net usage of $331,500 corresponding period last year. Main source of cash in financing activities was financing through line of credit of $65,339.


FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. The Company cannot guarantee future results, performance or achievements. The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events or circumstances occurring after the date hereof, the occurrence of unanticipated events or circumstances, or otherwise.

Management of the Company believes, despite its recent losses and negative working capital, it has developed a recovery plan that if successfully implemented could steadily improve its operational results and financial condition. The Company recognizes that it is not immune to some of the problems that affected many of its competitors in the first quarter. The Company experienced ongoing weakness in its computer consulting businesses and it continued to be hurt by the negative effects of the computer industry and U.S. economy in general. The Company expects that these factors will continue to work against it into the second quarter of this year.

In response to these factors, management intends to take the following actions to mitigate and alleviate these adverse conditions. Such actions include:

1. Restructuring of operations relating to the downsizing of certain non-profitable offices to reduce operating overheads to support the Company's current levels of revenue.
2. Readjustment of key officers' salaries, termination of unproductive personnel, and the implementation of other cost cutting measures.
3. Ongoing negotiations to restructure favorable terms with the current revolving line of credit agreement with the Company's financial institution.
4. Continuing discussions with other lenders to obtain commercially favorable financing arrangements.
5. Ongoing efforts to secure additional capital through private placement of debt, equity and warrant securities.
6. Ongoing exploration of expansion, including joint ventures, strategic partnerships, and the potential acquisition of a complimentary business entity.
7. Continuing efforts to maintain close working relationships with the Company's current key clients to renew any and all existing consulting contracts and to secure new project engagements.
8. Ongoing efforts to procure major contracts from new commercial clients and/or governmental agencies to provide information technology consulting services.

Provided that the Company maintains its current levels of revenue, management believes that the above actions will not only provide it with the ability to continue its operations through the next twelve months but will also improve its operational results.



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

During the three-month period ended March 31, 2002, the Company issued the following securities:

On March 4, 2002, the Company cancelled 1,466,922 shares of restricted common stock previously issued to Providential Holdings, Inc. and issued the same to the former shareholders of DataLogic Consulting, Inc.

On March 7, 2002, the Company issued 1,000,000 shares of common stock to a consultant for consulting services amounting to $66,000.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date:  May 14, 2002                 /s/  Derek Nguyen
                                    -----------------------------------
                                    Title: President