Form 10QSB
period 2002-06-30
DATALOGIC INTERNATIONAL INC
filed 2002-08-13
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002

                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission file number: 000-30382

                  DataLogic International, Inc.
-----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



          Delaware                              330755473
          --------                              ---------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


  12966 Euclid Street, Suite 450, Garden Grove, California 92840
-----------------------------------------------------------------
             (Address of principal executive offices)

                          (714) 530-6005
                  -----------------------------
                 (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2002, there were 25,962,093 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]
=======================================================================

                              INDEX



PART I. FINANCIAL INFORMATION..........................................

Item 1.     Financial statements

            Unaudited Consolidated Balance Sheets   Three Months
            Ended June 30, 2002

            Unaudited Consolidated Statement of Operations - Three Months and Six Months Ended June 30, 2002 and 2001

            Unaudited Consolidated Statement of Cash Flows - Six
            Months Ended June 30, 2002 and 2001

            Notes to Unaudited Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis and Plan of Operation

PART II.    OTHER INFORMATION .........................................

Item 1.     Pending Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports Filed on Form 8-K



SIGNATURES .....................................................

                  PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.



            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2002
                           (Unaudited)

                              ASSETS


CURRENT ASSETS:
  Accounts receivable                             $     213,485
  Prepaid expenses                                        1,022
                                                  --------------
    Total current assets                                214,507

PROPERTY AND EQUIPMENT, net                              10,823

DEPOSITS                                                  3,159
                                                  --------------
                                                  $     228,489
                                                  ==============



              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable & accrued expenses            $     157,585
   Line of credit                                       325,745
                                                  --------------
     Total current liabilities                          483,330

STOCKHOLDERS' DEFICIT
   Common stock, .001 par value; Authorized
    shares 100,000,000 Issued and outstanding
    shares 25,962,093                                    25,962
   Additional paid in capital                           657,460
   Accumulated deficit                                 (918,263)
                                                  --------------
     Total stockholders' deficit                       (234,841)
                                                  --------------

                                                  $     248,489
                                                  ==============









The accompanying notes are an integral part of these consolidated financial statements.


               DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                         For the three month period  For the six month period
                                                 ended June 30,         ended June 30,
                                             2002          2001         2002           2001
                                        ------------- ------------- ------------- -------------
Net revenue                             $    342,963  $    546,576  $    740,215  $  1,375,009

Operating expenses                           391,975       547,481       896,847     1,303,966
                                        ------------- ------------- ------------- -------------

Income (loss) from Operations                (49,012)         (905)     (156,632)       71,043

Non-Operating Income (expense):
  Interest expense                            (4,307)            -        (7,683)            -
  Interest income                                  -         3,614             -        10,649
                                        ------------- ------------- ------------- -------------
  Total non-operating income (expense)        (4,307)        3,614        (7,683)       10,649
                                        ------------- ------------- ------------- -------------
Income (loss) before income tax and
  extraordinary item                         (53,319)        2,709      (164,315)       81,692

Provision for income tax                           -         3,570         1,600         3,570
                                        ------------- ------------- ------------- -------------
Net income (loss) before
  extraordinary item                         (53,319)         (861)     (165,915)       78,122

Extraordinary item -loss on
 settlement of debts                         (20,000)            -       (20,000)            -
                                        ------------- ------------- ------------- -------------

Net loss                                $    (73,319) $       (861) $   (185,915) $     78,122
                                        ============= ============= ============= =============
Basic and diluted net income
 (loss) per share                       $     (0.002) $     (0.000) $     (0.006) $      0.004
                                        ============= ============= ============= =============
Basic and diluted weighted
 average shares outstanding               25,962,093    17,500,000    25,597,452    17,500,000
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



    The accompanying notes are an integral part of these consolidated financial statements


               DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                           For the six month period
                                                                ended June 30,
                                                               2002         2001
                                                          ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $   (185,915) $      78,122
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               2,241          1,356
     Issuance of shares for service                             66,000              -
     (Increase) decrease in current assets:
        Receivables                                             64,492         96,959
        Prepaid expenses                                         7,360              -
        Deposits                                                  (500)           861
     Increase (decrease) in current liabilities:
        Accounts payable and accrued expense                   (39,043)       (14,686)
                                                          ------------- --------------
  Total Adjustments                                            100,550         84,490
                                                          ------------- --------------
     Net cash provided by (used in) operating activities       (85,365)       162,612
                                                          ------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property & equipment                             (918)        (3,106)
                                                          ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                      -       (435,000)
  Proceed from line of credit                                   86,283              -
                                                          ------------- --------------
  Net cash provided by (used in) financing activities           86,283       (435,000)
                                                          ------------- --------------

NET DECREASE IN CASH & CASH EQUIVALENTS                              -       (275,494)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           -        565,575
                                                          ------------- --------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                   $          -  $     290,081
                                                          ============= ==============




          The accompanying notes are an integral part of these consolidated financial statements.


DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

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

On July 20, 2001, the Company acquired 100% shares outstanding of DataLogic Consulting, Inc. (DCI), a Texas Corporation, and became a parent Company. DCI services include SAS consultancy, project management, software development, Internet solutions, telecommunications/wireless integration. The Company also provides short and long term staffing solutions to IT clients and healthcare providers. DCI was formed on August 20, 1993.

Prior to July 2001, the Company was in the development stage in accordance with Statement of Financial Accounting Standards No. 7. Since July 2001, the Company has been operating through its subsidiary, DCI.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2001 were filed on March 27, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Segment Reporting

During the periods ended June 30, 2002 and 2001, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, and its 100% wholly owned subsidiary, DataLogic Consulting, Inc. (DCI). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of DCI on July 20, 2001, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of DCI control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on July 20, 2001. The historical results for the six-month period ended June 30, 2002 include DCI and Topclick International, Inc., while the historical results for the six-month period ended June 30, 2001 include only DCI.

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

The Company issued 1,000,000 shares of common stock in the period ended June 30, 2002 for consulting services amounting $66,000.

NOTE 5 - DUE TO SHAREHOLDERS AND SETTLEMENT OF DEBT

The board of directors of DCI declared a distribution of the balance of retained earnings of $435,000 as of June 30, 2001. The shareholders of DCI converted balance of dividends into loans. Outstanding balance representing such loans amounted to $55,000. On June 30, 2002, the Company assigned the right of collections of $75,000, from a non-related party and considered doubtful by the Company, to the shareholders in exchange of payable to shareholders of $55,000. The Company has recorded a loss of $20,000 on the transaction as an extraordinary loss on settlement of debt.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company issued 1,000,000 shares of common stock in the period ended June 30, 2002 for consulting services amounting $66,000.

The Company paid $0 for income tax during the six-month periods ended June 30, 2002 and 2001. The Company paid $6,374 and $0 interest during the six-month periods ended June 30, 2002 and 2001, respectively.


NOTE 7 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the six-month period ended June 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 8 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $918,263 on June 30, 2002. The Company's total liabilities exceeded the total assets by $234,841 as of June 30, 2002. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended June 30, 2002, towards management of liabilities and improving the operations. The Company has a revolving line of credit through their bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.


Item 2. Management's Discussion and Analysis and Plan of Operation

Results of Operations

Due to the continuing general economic slowdown and the softness in the information technology services market, the Company's net revenues decreased to $342,963 for the three months ended June 30, 2002 from $546,576 for the three months ended June 30, 2001, representing a 37% decrease from the same three-month period last year.

The Company posted a $73,319 net loss for the second quarter in 2002 versus a net loss of $861 from the same period ended June 30, 2001. The second quarter net loss included a $20,000 extraordinary loss from a debt settlement in which the Company assigned the right of collections of $75,000, a doubtful collection receivable, from a non-related party to the shareholders in exchange of payable to shareholders of $55,000. The recent quarter net loss represented a 35% decrease in operating loss from the quarter ended March 31, 2002.

The diluted earnings per share was ($0.002) for the three months ended June 30, 2002 compared to ($0.004) for the three months ended March 31, 2002 and $0.00 for the same period ended June 30, 2001. The recent quarter earnings per share loss represented a 50% decrease in loss from the quarter ended March 31, 2002.

The Company's net revenue was $740,215 for the six month period ended June 30, 2002 compared to $1,375,009 from the same period ended June 30, 2001. The net loss for the six month period ended June 30, 2002 was $185,915 versus a net income of $78,122 for the same period ended June 30, 2001.

The Company's 2002 second quarter operating expenses were $391,975 compared to $508,248 from the quarter ended March 31, 2002 and $547,481 from the second quarter of 2001. Operating expenses as a percentage of net revenues was 114% versus 128% from last quarter and 100% from the three months ended June 30, 2001. Expenses during the three months ended June 30, 2002 primarily consisted of employees and facilities costs.

Liquidity and capital resources

The Company's primary sources of cash are its accounts receivable generated from operations and its revolving line of credit with a commercial bank.

The Company had a cash balance of zero on June 30, 2002 as compared to $290,081 at June 30, 2001. Net cash used by operating activities for the sixth month period ended June 30, 2002 was $85,365 as compared to net cash provided by operating activities of $162,612 for the same period in 2001. The usage is mainly due to net loss. Cash used in investing activities was $918 as compared to $3,106 in the corresponding period last year. The net cash provided by financing activities was $86,283 as compared to net cash usage of $435,000 for the corresponding period last year. The main source of cash in financing activities was financing through a line of credit of $86,283.

In order to meet the increasing operating expenses demanded by the recent major contracts, the Company is in active discussions with various lenders and investment bankers to obtain more commercially favorable financing arrangements and additional capital through private placement of debt, equity and warrant securities.


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

The Company recognizes that it is not immune to some of the problems that affected many of its competitors this year. The Company experienced ongoing weakness in its commercial computer consulting businesses and it continued to be hurt by the negative effects of the computer industry and U.S. economy in general. The Company expects that these factors will continue to work against it into the third quarter of this year.

In response to these factors, the Company has diversified into procuring governmental contracts as well as healthcare staffing. As a result, the Company has secured two major governmental contracts from the City of New York Fire Department (FDNY) and Rhode Island Department of Health. The Company has commenced IT consulting work for FDNY in late June. Healthcare related work for the Rhode Island Department of Health will commence at the beginning of July. The Company staff size is expected to double by early July and triple by the end of 2002 as a result of these contracts.

Management recognizes that governmental contracts are highly competitive but is a stable source of revenues. The Company will continue to place heavy emphasis on acquiring additional major governmental contracts to secure its future revenues since many contract awards are multi-year.

Management also believes that the healthcare industry will remain stable and demands for staffing will continue to increase. It believes that the diversification into governmental contracts as well as the healthcare industry will not only provide the Company with the ability to continue its operations through the next twelve months but will also improve its operational results.



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

                                    DataLogic International, Inc.
                                   (Registrant)

Date:  August 12, 2002               /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date:  August 12, 2002               /s/ Keith Nguyen
                                    -------------------------------
                                    Title: Chief Financial Officer