Form 10QSB/A
period 2002-06-30
DATALOGIC INTERNATIONAL INC
filed 2002-09-18
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                          FORM 10-QSB/A
                         Amendment No. 1

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



SIGNATURES .....................................................

                  PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.



            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2002
                           (Unaudited)

                              ASSETS


CURRENT ASSETS:
  Accounts receivable                             $     213,485
  Prepaid expenses                                        1,022
                                                  --------------
    Total current assets                                214,507

PROPERTY AND EQUIPMENT, net                              10,823

DEPOSITS                                                  3,159
                                                  --------------
                                                  $     228,489
                                                  ==============



              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable & accrued expenses            $     157,585
   Line of credit                                       325,745
                                                  --------------
     Total current liabilities                          483,330

STOCKHOLDERS' DEFICIT
   Common stock, .001 par value; Authorized
    shares 100,000,000 Issued and outstanding
    shares 25,962,093                                    25,962
   Additional paid in capital                           657,460
   Accumulated deficit                                 (938,263)
                                                  --------------
     Total stockholders' deficit                       (254,841)
                                                  --------------

                                                  $     228,489
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

NOTE 8 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $938,263 on June 30, 2002. The Company's total liabilities exceeded the total assets by $254,841 as of June 30, 2002. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                    DataLogic International, Inc.
                                   (Registrant)

Date: September 17, 2002               /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date: September 17, 2002               /s/ Keith Nguyen
                                    -------------------------------
                                    Title: Chief Financial Officer



              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Derek Nguyen, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of Datalogic International, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this amended quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.


Date: 9/17/02              /s/ Derek Nguyen
     __________________    ________________________
                           Derek Nguyen
                           Chief Executive Officer


            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Keith Nguyen, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of Datalogic International, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this amended quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report.




       09/17/2002                   /s/ Keith Nguyen
Date: _________________________     ____________________________________
                                    Keith Nguyen
                                    Principal Financial Officer