Form 10QSB
period 2002-09-30
DATALOGIC INTERNATIONAL INC
filed 2002-11-14
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

                            (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2002, there were 25,962,093 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

======================================================================



                              INDEX



PART I.     FINANCIAL INFORMATION

Item 1.     Financial statements

            Unaudited Consolidated Balance Sheets - Three Months
            Ended September 30, 2002

            Unaudited Consolidated Statement of Operations - Three Months and Nine Months Ended September 30, 2002 and 2001

            Unaudited Consolidated Statement of Cash Flows - Nine
            Months Ended September 30, 2002 and 2001

            Notes to Unaudited Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis and Plan of Operation

Item 3.     Controls and Procedures.

PART II.    OTHER INFORMATION

Item 1.     Pending Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports Filed on Form 8-K

SIGNATURES

                  PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.


            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2002

                           (Unaudited)


                              ASSETS
CURRENT ASSETS:
  Accounts receivable                                       $    575,136
  Prepaid expenses                                                 2,704
                                                            -------------
      Total current assets                                       577,840

PROPERTY AND EQUIPMENT, net                                       16,803

DEPOSITS                                                           2,274
                                                            -------------

                                                            $    596,917
                                                            =============


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable & accrued expenses                       $    191,118
  Due to Factor                                                  132,069
  Notes payable - officer                                        142,400
  Line of credit                                                 398,092
                                                            -------------
     Total current liabilities                                   863,679

STOCKHOLDERS' DEFICIT
  Common stock, .001 par value; Authorized shares
   100,000,000 Issued and outstanding shares 25,962,093           25,962
  Additional paid in capital                                     657,460
  Accumulated deficit                                           (950,184)
                                                            -------------
     Total stockholders' deficit                                (266,762)
                                                            -------------

                                                            $    596,917
                                                            =============




       The accompanying notes are an integral part of these consolidated financial statements.



            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the three month period  For the nine month period
                                  ended September 30,        ended September 30,
                                  2002            2001         2002          2001
                               ------------- ------------- ------------- -------------
Net revenue                    $    655,301  $    407,155  $  1,395,516  $  1,782,164

Operating expenses                  657,151       482,072     1,553,998     1,786,038
                               ------------- ------------- ------------- -------------

Income (loss) from Operations       (1,850)       (74,917)     (158,482)       (3,874)

Non-Operating Income (expense):
  Interest expense                  (7,061)             -       (14,744)            -
  Interest income                        -          2,998             -        13,647
  Factoring expense                 (3,010)             -        (3,010)            -
  Net gain on disposal of assets         -         77,172             -        77,172
  Consulting expense                     -       (709,242)            -      (709,242)
                               ------------- ------------- ------------- -------------
  Total non-operating income
  (expense)                        (10,071)      (629,072)      (17,754)     (618,423)
                               ------------- ------------- ------------- -------------
Loss before income tax
 and extraordinary item            (11,921)      (703,989)     (176,236)     (622,297)

Provision for income tax                 -            800         1,600         4,370
                               ------------- ------------- ------------- -------------
Net loss before
 extraordinary item                (11,921)      (704,789)     (177,836)     (626,667)

Extraordinary item -loss on
 settlement of debts                     -              -       (20,000)            -
                               ------------- ------------- ------------- -------------

Net loss                       $    (11,921) $   (704,789) $   (197,836) $   (626,667)
                               ============= ============= ============= =============
Basic and diluted net
  loss per share               $     (0.000) $     (0.029) $     (0.007) $     (0.027)
                               ============= ============= ============= =============
Basic and diluted weighted
 average shares outstanding      25,962,093    24,219,382    25,720,335    23,343,471
                               ============= ============= ============= =============


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


            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                        For the nine month period
                                                            ended September 30,
                                                           2002             2001
                                                       -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $    (197,836) $     (626,667)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                             4,023           1,839
     Loss on settlement of debts                              20,000               -
     Gain on sale of assets                                        -         (77,172)
     Issuance of shares for service                           66,000         709,242
     (Increase) decrease in current assets:
        Receivables                                         (372,159)         74,376
        Prepaid expenses                                       5,678          (4,976)
        Deposits                                                 385            (225)
     Increase (decrease) in current liabilities:
        Deferred revenue                                           -           1,064
        Accounts payable and accrued expense                  49,490         (89,348)
                                                       -------------- ---------------
  Total Adjustments                                         (226,583)        614,800
                                                       -------------- ---------------
  Net cash used in operating activities                     (424,419)        (11,867)
                                                       -------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceed from sale of asset                                       -          80,000
  Acquisition of property & equipment                         (8,680)         (4,352)
                                                       -------------- ---------------
  Net cash provided by (used in) investing activities         (8,680)         75,648
                                                       -------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                    -        (435,000)
  Repayment on loan from shareholders                              -         (35,000)
  Proceeds from factor                                       132,069               -
  Proceed from loan from officer                             142,400               -
  Proceed from line of credit                                158,630               -
                                                       -------------- ---------------
  Net cash provided by (used in) financing activities        433,099        (470,000)
                                                       -------------- ---------------

NET DECREASE IN CASH & CASH EQUIVALENTS                            -        (406,219)


CASH & CASH EQUIVALENTS, BEGINNING BALANCE                         -         565,575
                                                       -------------- ---------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                $           -  $      159,356
                                                       ============== ===============



       The accompanying notes are an integral part of these consolidated financial statements.



DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DataLogic International, Inc. (formerly, Topclick International, Inc.) (the "Company") was incorporated on October 3, 1996 in the state of Delaware. The Company changed its name from Galveston Oil & Gas, Inc. to Topclick International, Inc. on February 5, 1999. The Company was developing an Internet website for providing users with a one-stop information index to the top Internet guides. On July 23, 2001, the board of directors approved the amendment of the Company certificate of incorporation to change its name to DataLogic International, Inc.

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

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2001 were filed on March 27, 2002 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Segment Reporting

During the periods ended September 30, 2002 and 2001, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, and its 100% wholly owned subsidiary, DataLogic Consulting, Inc. (DCI). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of DCI on July 20, 2001, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of DCI control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on July 20, 2001. The historical results for the nine-month period ended September 30, 2002 include DCI and Topclick International, Inc., while the historical results for the nine-month period ended September 30, 2001 include only DCI.

NOTE 3 - RECENT PRONOUNCEMENTS

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

The Company does not expect that the adoption of above pronouncements will have a material effect on its earnings or financial position.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, iability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on our earnings or financial position.

NOTE 4.  DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. During the period ended September 30, 2002, the Company factored receivables of approximately $152,243. As of September 30, 2002, the amount advanced by the factor against the receivable amounted to $132,069. In connection with the factoring agreement, the Company incurred fees of $3,010 during the three months ended September 30, 2002.

NOTE 5.  NOTES PAYABLE- OFFICER

The notes from the officer of the Company are due September 30, 2003. The notes are unsecured and bear the annual interest rate of 12% on the unpaid principal balance.

NOTE 6 - STOCKHOLDERS' EQUITY

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

The Company issued 1,000,000 shares of common stock in the period ended September 30, 2002 for consulting services amounting $66,000.

Stock Option

Pursuant to the Corporate Stock Option Plan, the Company granted 200,000 options to two key employees (100,000 options each) during the period ended September 30, 2002. 50,000 options vested immediately and remaining 150,000 options will vest quarterly, over 3 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.
The option exercise price is $.04 which is same as fair value of the shares at the time of granting of the options.

NOTE 7 - DUE TO SHAREHOLDERS AND SETTLEMENT OF DEBT

The board of directors of DCI declared a distribution of the balance of retained earnings of $435,000 as of June 30, 2001. The shareholders of DCI converted balance of dividends into loans. During the period ended September 30, 2002, the Company assigned the right of collections of $75,000 from a non related party to the shareholders in exchange of payable to shareholders of $55,000. The Company has recorded a loss of $20,000 on the transaction as settlement of debt as an extraordinary loss.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

Cash flow statements for the nine-month period ended September 30, 2002 does not include the effects of issuance of 1,000,000 shares of common stock in the period ended September 30, 2002 for consulting services amounting $66,000.

The Company paid $0 for income tax during the nine-month periods ended September 30, 2002 and 2001. The Company paid $5,004 and $0 interest during the nine-month periods ended September 30, 2002 and 2001, respectively.

NOTE 9 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the nine-month period ended September 30, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 10 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $950,184 on September 30, 2002. The Company total liabilities exceeded the total assets by $266,762 as of September 30, 2002. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended September 30, 2002, towards management of liabilities and improving the operations. The Company has a revolving line of credit through their bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.


Item 2. Management's Discussion and Analysis and Plan of Operation

Results of Operations

The Company's net revenues increased to $655,301 for the three months ended September 30, 2002 from $407,155 for the three months ended September 30, 2001, representing a 61% increase from the same three-month period last year. The recent quarter revenues represented a 91% increase from previous quarter ended June 30, 2002.

The Company net loss reduced to $11,921 for the third quarter in 2002 versus a net loss of $704,789 from the same period ended September 30, 2001. The recent quarter net loss represented a 98% decrease in operating loss from the same three-month period last year. Compare to last quarter ended June 30, 2002, the net loss decreased 84%.

The diluted earnings per share was ($0.000) for the three months ended September 30, 2002 compared to ($0.002) for the three months ended June 30, 2002 and ($0.029) for the same period last year.

The Company's net revenue was $1,395,516 for the nine month period ended September 30, 2002 compared to $1,782,164 from the same period ended September 30, 2001. The net loss for the nine month period ended September 30, 2002 was $197,836 versus a net loss of $626,667 for the same period last year.

The Company's 2002 third quarter operating expenses were $657,151 compared to $391,975 from the quarter ended June 30, 2002 and $482,072 from the third quarter of 2001. Operating expenses as a percentage of net revenues was 100% versus 114% from last quarter and 118% from the three months ended September 30, 2001. Expenses during the three months ended September 30, 2002 primarily consisted of employees and facilities costs.

The Company increase in revenues was attributed mainly to new governmental businesses and slight improvement in the commercial businesses.


Liquidity and capital resources

The Company's primary sources of cash are its accounts receivable generated from operations, its revolving line of credit with a commercial bank and a loan from an officer.

The Company had a cash balance of zero on September 30, 2002 as compared to $159,356 at September 30, 2001. Net cash used by operating activities for the nine month period ended September 30, 2002 was $424,419 as compared to net cash used by operating activities of $11,867 for the same period in 2001. Cash used in investing activities was $8,680 as compared to cash provided of $75,648 in the corresponding period last year. The net cash provided by financing activities was $433,099 as compared to net cash usage of $470,000 for the corresponding period last year.

The financing the Company has in place is sufficient to accommodate all its existing and future contracts. However, the Company will seek to obtain more commercially favorable financing arrangements should its growth significantly increases.


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

Due to FDNY temporary budget constraint, the Company was only able to service approximately 27% of its contract award for the quarter given that $6M is apportioned evenly over its five year term. Since the Company is the primary resource provider and the amount is effective for five years, any unused amount can be billed in the future should there be additional need for the Company services. The Company has reasons to believe that additional services will be needed by FDNY in the future.

The Company has serviced 49% of its RI DOH contract award for the quarter given that $10M is apportioned evenly over its five year term. The Company has reasons to believe that RI DOH needs for the Company services will be increasing in the future.

Management recognizes that governmental contracts are highly competitive but is a stable source of revenues. The Company will continue to place heavy emphasis on acquiring additional major governmental contracts to secure its future revenues since many contract awards are multi-year.

Management continues to believe that the healthcare industry will remain stable and demands for staffing will continue to increase. It believes that the diversification into the healthcare industry will not only provide the Company with the ability to continue its operations through the next twelve months but will also improve its operational results.

Management also believes that increasing shareholder values can be achieved via diversification into areas other than IT and healthcare. The Company is receptive to merger and acquisitions as well as forming alliances with like and unlike businesses. The Company seeks to function as a parent company where its subsidies include a mix of viable businesses.

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                    PART II. OTHER INFORMATION

Item 1. Pending Legal Proceedings.

"In July 2002, DataLogic was named as a defendant in Lawrence Nguyen vs. Derek Nguyen and DataLogic International, Inc., Case Number 02CC11192, Superior Court of California, County of Orange, Central Justice Center. Plaintiff seeks damages of $125,000 under theories of breach of contract, indebtedness for money had and received and fraud in the inducement. DataLogic filed an answer on July 8, 2002, believes the allegation against it are without merit and intends to vigorously defend the action. DataLogic has agreed to pay the cost of defense, which will benefit Derek Nguyen, DataLogic's CEO. In light of DataLogic's current financial position, an adverse judgment would have a material adverse effect on DataLogic's operations."

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

                                    DataLogic International, Inc.
                                   (Registrant)

Date:  November 13, 2002            /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date:  November 13, 2002            /s/ Keith Nguyen
                                    -------------------------------
                                    Title: Chief Financial Officer

                          CERTIFICATIONS
I, Derek Nguyen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DataLogic International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02               /s/ Derek Nguyen
                             Derek Nguyen
                             Chief Executive Officer


                          CERTIFICATIONS

I, Keith Nguyen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DataLogic International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02                    /s/ Keith Nguyen
                                  Keith Nguyen
                                  Chief Financial Officer