Form 10KSB
period 2002-12-31
DATALOGIC INTERNATIONAL INC
filed 2003-03-27
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the period ended December 31, 2002

                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                Commission file number: 000-30382

                  DATALOGIC INTERNATIONAL, INC.
             (Formerly TopClick International, Inc.)
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

             Delaware                                    33-0755473
   ---------------------------------          ----------------------------
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)                Identification No.)

                  12966 Euclid Street Suite 450
                  Garden Grove, California 92840
-----------------------------------------------------------------
   (Address of principal executive offices, including zip code)


Registrant's Telephone No., including area code: (714) 530-6005
                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

             Common Stock, par value $.001 per share
                         (Title of Class)

_______________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2002, was approximately $436,632 based on a price per share of $0.03.

The number of shares issued and outstanding of the Common Stock as of December 31, 2002 was 25,962,093.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure Format (Check one):
      Yes [ ]; No [X]

                        TABLE OF CONTENTS


PART I.....................................................................3
   ITEM 1. BUSINESS........................................................3
           Overview........................................................3
           Business of the Company.........................................3
           Strategy........................................................4
           Clients.........................................................4
           Marketing Plan..................................................4
           Intellectual Property...........................................4
           Cost and Effects of Environmental Compliance....................5
           Personnel.......................................................5
   ITEM 2. PROPERTIES......................................................5
   ITEM 3. LEGAL PROCEEDINGS...............................................5
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............5

PART II....................................................................6
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.........................................................6
   ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA............................6
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................7
           General.........................................................7
           Results of Operations...........................................9
           Liquidity and Capital Resources.................................9
           Information Regarding Forward Looking Statements...............10
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................11
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................28

PART III..................................................................28
   ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................28
   ITEM 11.EXECUTIVE COMPENSATION.........................................29
   ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.29
   ITEM 13.CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...........30
   ITEM 14.CONTROLS AND PROCEDURES........................................30

PART IV.....................................................................
   ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.31

SIGNATURES................................................................31
CERTIFICATIONS............................................................31

PART I.

ITEM 1. BUSINESS

Overview

The Company, a Delaware corporation formerly named TopClick International, Inc. and before that, Galveston Oil & Gas, Inc., was incorporated in the State of Delaware on October 3, 1996. Its initial business was in the development of oil and gas properties. After the consummation of a series of corporate acquisitions, the nature of the Company's business changed from development of oil and gas properties to the business of facilitating the consumption of information, products and services via the Internet. To this end, the Company developed a website that was a one-stop information index to the top Internet guides. This website was subsequently developed into a privacy-oriented search engine and privacy resource center where Internet users can find research Internet privacy issues, software products and books.

On July 6, 2001, the Company sold its search engine web site to Providential Holdings, Inc., and on July 20, 2001, undertook the acquisition of DataLogic Consulting, Inc. ("DataLogic"), a California-based Information Technology consulting company dedicated to software consulting, programming and development services.

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

Further to the Acquisition Agreement, the shareholders of DataLogic Consulting, Inc. exchanged 1,000 shares of no par value Common Stock of DataLogic Consulting, Inc. which then constituted 100% of the issued and outstanding shares of the no par value Common Stock of DataLogic Consulting, Inc. for 17,500,000 shares of the Company's Common Stock ("Acquisition"). The Acquisition was approved by the unanimous written consent of its Board of Directors on July 20, 2001. Immediately prior to the Acquisition, the Company had 26,923,675 shares of Common Stock issued and outstanding. Following the Acquisition and the reverse stock split, the Company has 24,230,918 shares of Common Stock issued and outstanding. As a condition precedent to the Acquisition, on July 20, 2001, the Company authorized a reverse stock split of its Common Stock pursuant to which the issued and outstanding shares of $.001 par value Common Stock was reduced by 75%; that is, every four shares of its issued and outstanding Common Stock shall be exchanged for one share of its Common Stock.

Business of the Company

Prior to July 2001, the Company owned and operated the TopClick website, a privacy-oriented search engine with complementary privacy-based information site with links to information on privacy issues, news, books and organizations. The Company derived revenues primarily from advertising however advertising revenues were not sufficient to fund operations. The Company attempted, but was unsuccessful in raising capital to fund operations and eventually the operations ran out of money, leading to the transaction with DataLogic Consulting, Inc.

Following to the acquisition of DataLogic Consulting, Inc., the Company is an Information Technology (IT) consulting business. During 2002, the Company re-assessed its business in relation to the on-going weakness in the IT industry and as a result decided to expand its services to other sectors. About the middle of 2002, the Company evolved to become a professional service company dedicated to providing a wide range of information technology and healthcare related services. The Company now provides full life-cycle IT consulting services that include but not limited to project management, system analysis, design, implementation, testing and maintenance. The services can be provided at the clients' locations or off-site at the Company's US or affiliated offshore facilities. The Company also provides short and long term staff augmentation solutions to IT clients, healthcare providers and to a smaller scale, miscellaneous businesses.

Strategy

The Company strategy for expanding its market share involves strong focus on quality customer service and competitive rates. The Company achieves this by leveraging its efficient operation and utilizes the economy of scale to provide quality and economic solutions to its clients.

In addition to the general market, the Company also focuses on servicing niche and underserved markets.

Clients

The Company's client base is predominantly located in North America. It includes small to large size commercial businesses as well as all levels of governmental agencies. Among the industries that the Company serves includes Communications, Energy, Financial, Government, Healthcare, Manufacturing, Retail and Transportation.

Marketing Plan

The Company uses a direct sales force and strategic partnership programs to market its services. The direct sales force consists of in-house business development personnel and account managers who market its services to senior business executives, information officers, information systems managers and others who purchase IT and healthcare related services. The Company's strategic partnerships provide the Company with additional potential businesses via a split-fee or commission based arrangement.

The Company engages in advertising and other traditional marketing techniques such as client referrals, trade shows, and personal sales calls to targeted clients. Relationships with its larger clients and key governmental personnel are maintained and fostered by at least one of its executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive edge. The Company derives a large part of its business from repeat sales to its clients

Intellectual Property

The Company owns a Referral Partner (RP) Program, a residual income- producing program for independent partners to earn commissions on new business referred to the Company.

The Company owns a Network Marketing Application Framework, a multi-level marketing platform to build and manage Network Marketing applications.

The Company has registered its key Internet URLs, www.dlgi.com, and reviews these registrations on a regular basis to ensure that they remain current and in good standing.

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

Personnel

As of December 31, 2002, the Company had 55 employees, 49 of whom were paid hourly wages. The remainder of the Company's employees were executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees.

The Company believes there is an adequate pool of IT resources to meet its growth needs. However, it believes there is a continuing shortage of healthcare professionals in the market place to meet the high demands of its clients. The Company actively competes for these persons with in-house staff and other consulting firms.


ITEM 2. PROPERTY

DataLogic's corporate offices are located at 12966 Euclid Street, Suite 450, Garden Grove, California 92840 where the Company has a lease for approximately 1,200 square feet on a month-to-month basis. The Company also leases office spaces in New York, New York, Alexandria, Virginia and Houston, Texas. The Company also has personnel who provide services to the Company from their home offices. The Company does not subsidize home office expenses. The Company believes that its current facilities are adequate for its current level of operations and that suitable additional or alternative space will be available as needed.

The Company owns a variety of computers and other computer equipment for its operational needs. The Company believes that its equipment is suited for its present needs and that additional or alternative computer equipment will be available as needed.


ITEM 3. LEGAL PROCEEDINGS

In July 2002, DataLogic was named as a defendant in Lawrence Nguyen vs. Derek Nguyen and DataLogic International, Inc., Case Number 02CC11192, Superior Court of California, County of Orange, Central Justice Center. Plaintiff seeks damages of $125,000 under theories of breach of contract, indebtedness for money had and received and fraud in the inducement. DataLogic filed an answer on July 8, 2002, believes the allegations against it are without merit and intends to vigorously defend the action. DataLogic has agreed to pay the cost of defense, which will benefit Derek Nguyen, DataLogic's CEO. In light of DataLogic's current financial position, an adverse judgment would have a material adverse effect on DataLogic's operations. The case is set for trial on April 7, 2003.

Based on the Company attorney judgment, the case against the Company is without merit. Accordingly, the Company management has been advised that it is not necessary to establish a litigation reserve on its books at December 31, 2002 for this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders for the year.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                        Fiscal Year Ended
                              December 31, 2002  December 31, 2001
                              -----------------  -----------------
                                High      Low      High      Low
          Quarter 1             0.26      0.05     0.06      0.02
          Quarter 2             0.18      0.02     0.35      0.01
          Quarter 3             0.13      0.03     1.09      0.03
          Quarter 4             0.07      0.02     0.41      0.07


This market for the Company's Common Stock has been extremely limited and the prices for the Company's Common Stock quoted by brokers are not necessarily a reliable indication of the value of the Company's Common Stock.

There are 166 holders of the Company's Common Stock in certificate form according to the Company's shareholder list and over 2,500 holders in street name.

There have been no cash dividends declared on the Company's Common Stock since the Company's inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA




                                                     2002          2001         2000
                                                -------------- ------------- -------------
Net revenue                                     $   2,091,439  $  2,188,657  $  3,915,147

Operating expenses                                  2,308,553     2,935,854     3,399,071
                                                -------------- ------------- -------------
Income (loss) from Operations                        (217,114)     (747,197)      516,076

Non-Operating Income (expense):
   Interest income                                          -        14,115        16,032
   Net gain on disposal of assets                           -        77,172             -
   Other income                                             -         2,749             -
   Loss on investment                                       -       (18,807)            -
   Interest expense                                   (22,497)         (658)            -
                                                -------------- ------------- -------------
                                                      (22,497)       74,571        16,032
                                                -------------- ------------- -------------
Loss before income tax and extraordinary item        (239,611)     (672,626)      532,108

Provision for income tax                                1,600         1,600         3,687
                                                ------------- ------------- -------------
Net loss before extraordinary item                   (241,211)     (674,226)      528,421





Extraordinary item  loss on settlement of debt        (20,000)            -             -
                                                -------------- ------------- -------------
Net income (loss)                                    (261,211)     (674,226)      528,421
                                                ============== ============= =============

Basic and diluted net income (loss) per share *
   Loss before extraordinary item               $       (0.01) $      (0.03) $       0.03
                                                ============== ============= =============
   Extraordinary item                           $       (0.00) $      (0.00) $      (0.00)
                                                ============== ============= =============
   Net income (loss)                            $       (0.01) $      (0.03) $       0.03

Basic and diluted weighted average                 25,781,271    23,746,110    17,500,000
  shares outstanding                            ============= ============= =============


* The basic and diluted net income (loss) per share has been restated to retroactively effect a reverse stock retroactively effect a 1:4 reverse split on July 30, 2001.

  Basic and diluted weighted average shares outstanding have been restated for 2000 to effect the recapitalization upon reverse merger.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

DataLogic is a professional service company dedicated to providing a wide range of information technology and healthcare related services. The Company provides full life-cycle IT consulting services that includes but not limited to project management, system analysis, design, implementation, testing and maintenance. The services can be provided at the clients' locations or off-site at the Company's US or affiliated offshore facilities. The Company also provides short and long term staff augmentation solutions to IT clients, healthcare providers and to a smaller scale, miscellaneous businesses.

The Company has historically provided a majority of its consulting services at client facilities. Such consulting services have been provided under both professional staff supplementation and project engagements. Staff supplementation engagements are distinguishable from project engagements, commonly referred to as outsourcing services, in that with staff engagements the client generally maintains responsibility for the overall task. Whereas with outsourcing services, the Company typically assumes major responsibilities for the management of the project and/or the design and implementation of specific deliverables based upon client-defined requirements. The Company's objectives in providing professional staffing engagements include developing a clear understanding of the client's needs and positioning itself to provide quality consulting and outsourcing services if the need arises.

Staff Augmentation/Consulting Services. The Company seeks to provide quality consulting services to its existing and prospective Fortune 1000 clients and governmental agencies. The Company expects to create value by deploying qualified professionals to work with clients in the Telecommunications, Energy, Financial, Governmental, Healthcare, Manufacturing, Retail and Transportation industries. The Company believes future prospect of contract renewals from existing clients are good since DataLogic has received favorable reviews and has been extended for multiple terms on most of the projects; however, there can be no assurance that the Company will be able to renew most of these contracts, if at all.

Outsourcing Services. The Company anticipates that it will continue to market its outsourcing services. The Company believes its competitive edge is its access to a vast pool of talented and inexpensive IT resources. The Company expects to effectively compete in this highly competitive industry by utilizing its joint ventured offshore development facility located in South Viet Nam and India. The Company offers turn key software development and testing to its clients at rates which are substantially lower than most of its competitors. To ensure the quality of services provided, the Company conducts extensive in-house training and utilizes industry standard methodology and development procedures.

Software Development. The Company anticipates that it will place heavier emphasis on intellectual property development. The Company plans to achieve this via patenting products, design, and business processes as well as software product development.

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

Business Combinations. The Company plans to initiate a more aggressive growth strategy to expand its IT consulting and healthcare related services, increase its client base and services offerings by way of selectively acquiring established and potential complimentary companies. The Company plans to retain experienced business brokers and/or merger/acquisition specialists to help accomplish its goals.

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

Employees and Consultants. The Company is currently in the finalizing stage of acquiring addition contracts from one of its major customers. Depending upon the success of this effort, the Company anticipates that it may be required to employ at least 200 additional employees. However, the Company is not able to estimate with certainty the number of additional personnel which may be required at this time.

The Company's current operation is efficient in that it can hire and manage the anticipated number of new employees without much additional resources. The Company is also making sufficient preparation to acquire additional funding to accommodate an anticipated upsurge in operating expenses should it is successful in acquiring the new contracts.

Results of Operations

The Company recorded net revenues of $2,091,439 in the year ended December 31, 2002, compared to net revenues of $2,188,657 in the prior year. For the year ending December 31, 2002, total operating expenses were $2,308,553, a decrease of $627,301 from the year ending December 31, 2001, which showed total operating expenses of $2,935,854.

The loss from operations was $217,114, compared to an operating loss of $747,197 in the prior year. Non-operative interest expense was $22,497 compared to $658 from the prior year. Non-operative extraordinary loss as a result of settlement of debts was $20,000. The total net loss for the year end December 31, 2002 was $261,211 as compared to a total net loss of $674,226 in the prior year. Some of the factors that contributed to the net operating loss include in-house software development costs and year end accounting and legal fees.

As result of the above, the basic and diluted net loss per share for the year ended December 31, 2002 was $(0.01) compared to a net loss of $(0.03) per share in the prior year.

Liquidity and Capital Resources

Prior to the reverse merger on July 20, 2001, the Company's primary source of cash was from the issuance of its equity securities. In January 1999, the Company entered into a financing agreement which provided the Company with gross proceeds of $2,000,000. These funds were spent on developing an information index to the top Internet guide and then a privacy-oriented website. These enterprises did not generate sufficient funds to cover operating expenses. The Company's failure to obtain additional financing for the privacy-oriented business resulted in the change of business following the last fiscal year-end.

After the reverse merger, the Company's primary source of cash has been from fees and sales revenues realized from its IT consulting and professional staffing operations. The Company currently maintains a $450,000 line of credit with a domestic bank under a revolving credit agreement which expires on May 31, 2003, unless renewed. The line is secured and is personally guaranteed by the CEO of the Company and bears an interest rate of 4.38% on December 31, 2002.

The Company also has a note payable to the CFO of the Company. The note is unsecured and has an APR of 12% and is due on September 30, 2003, unless renewed. The note's initial balance was $164,000 and has an outstanding balance of $86,400 as of December 31, 2002.

In addition to the above sources of capital, the Company also has a factoring agreement with Allied Capital Partners, L.P. for approximately $350,000.
Under this agreement, the Company may sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on the Company. All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. In anticipation of new businesses, the Company is requesting to increase the total line to approximately $1,000,000. The Company considers its relations with Allied Capital to be good and that additional credit can be obtained without difficulty.

To minimize the cost of capital, the Company utilizes the line of credit, private funding, and factoring in that order.

The Company attempted to secure additional financing at commercially reasonable rates but has yet obtained any better term as of December 31, 2002. Until the Company meets certain criteria to qualify for better terms, it plans to utilize its existing facilities as well as issuing additional debt instruments similar to the existing note. The Company has reasons to believe that it can obtain better financing term in 2003 when it expects its business to improve.

The Company may also choose to raise capital via issuance of equity securities and/or debts. If additional funds are raised by the issuance of equity securities, stockholders may experience dilution of their ownership interest and these securities may have rights senior to those of the holders of the Common Stock. If additional funds are raised by the issuance of debt, the Company may be subject to certain limitations on operations, including limitations on the payment of dividends.

Information Regarding Forward Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-KSB may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-KSB, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. The Company cannot guarantee future results, performance or achievements. The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events or circumstances occurring after the date hereof, the occurrence of unanticipated events or circumstances, or otherwise.

The Company recognizes that it is not immune to some of the problems that affected many of its competitors this year. The Company experienced ongoing weakness in its commercial computer consulting businesses and it continued to be hurt by the negative effects of the computer industry and U.S. economy in general. The Company expects that these factors will continue to work against it into the first quarter of this year.

The Company revenue stream continues to be effected by the FDNY budget constraint. However, the Company is the primary resource provider and the contract is effective for five years. Any unused amount can be billed in the future should there be additional need for the Company services. The Company has reasons to believe that additional services will be needed by FDNY in the future.

The Company service of the Rhode Island contract is going well. It has good reasons to believe that addition contracts from Rhode Island can be obtained in the near future.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

                   INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Datalogic International, Inc.

We have audited the accompanying consolidated balance sheet of Datalogic International, Inc., a Delaware Corporation and the subsidiary (collectively, "the Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalogic International, Inc. as of December 31, 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,013,559 and the Company's total liabilities exceeded the total assets by $330,137 as of December 31, 2002. These factors as discussed in Note 15 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  /s/ Kabani & Company, Inc.

  KABANI & COMPANY, INC.
  CERTIFIED PUBLIC ACCOUNTANTS

  Fountain Valley, California
  March 10, 2003

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2002


                              ASSETS

CURRENT ASSETS:
  Accounts receivable                                     $      402,001
  Prepaid expenses                                                 6,035
                                                          ---------------
    Total current assets                                         408,036

PROPERTY AND EQUIPMENT, net                                       21,924

DEPOSITS                                                           2,274
                                                          ---------------
                                                          $      432,234
                                                          ===============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable & accrued expenses                     $      336,697
  Line of credit                                                 327,822
  Note payable - officer                                          86,400
  Due to factor                                                   11,452
                                                          ---------------

    Total current liabilities                                    762,371

STOCKHOLDERS' DEFICIT
  Common stock, .001 par value; Authorized
    shares 100,000,000; Issued and outstanding
    shares 25,962,093                                             25,962
  Additional paid in capital                                     657,460
  Accumulated deficit                                         (1,013,559)
                                                          ---------------
    Total stockholders' deficit                                 (330,137)
                                                          ---------------
                                                          $      432,234
                                                          ===============






       The accompanying notes are an integral part of these consolidated financials statements

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       2002        2001
                                                   ------------- -------------
Net revenue                                        $  2,091,439  $  2,188,657

Operating expenses                                    2,308,553     2,935,854
                                                   ------------- -------------

Loss from Operations                                   (217,114)     (747,197)

Non-Operating Income (expense):
  Interest income                                             -        14,115
  Net gain on disposal of assets                              -        77,172
  Other income                                                -         2,749
  Loss on investment                                          -       (18,807)
  Interest expense                                      (22,497)         (658)
                                                   ------------- -------------
  Total non-operating income (expense)                  (22,497)       74,571
                                                   ------------- -------------
Loss before income tax and extraordinary item          (239,611)     (672,626)

Provision for income tax                                  1,600         1,600
                                                   ------------- -------------

Net loss before extraordinary item                     (241,211)     (674,226)

Extraordinary item -loss on settlement of debts         (20,000)            -
                                                   ------------- -------------

Net loss                                           $   (261,211) $   (674,226)
                                                   ============= =============
Basic and diluted net loss per share:*

    Loss before extraordinary item                 $      (0.01) $      (0.03)
                                                   ============= =============
    Extraordinary item                             $      (0.00) $       0.00
                                                   ============= =============
    Net loss                                       $      (0.01) $      (0.03)
                                                   ============= =============
Basic and diluted weighted average
 shares outstanding                                  25,781,271    23,746,110
                                                   ============= =============


* The basic and diluted net loss per share has been restated retroactively to effect a reverse stock split of 4:1 on July 30, 2001


       The accompanying notes are an integral part of these consolidated financial statements.




                   DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001





                                        Common Stock                                         Total
                                ----------------------------    Additional                Stockholders'
                                  Number of                     paid in     Accumulated      Equity
                                    Shares        Amount        capital       deficit      (deficit)
                                -------------- -------------- ------------ ------------- -------------
Balance at January 1, 2001         17,500,000  $       1,000  $         -  $    818,038  $    819,038

Distribution before
 reverse merger                             -              -            -      (896,160)     (896,160)

Issuance of shares for
  consulting services               1,729,858          1,730      707,512             -       709,242

Recapitalization on
  reverse merger                    5,732,235         22,232     (115,052)            -       (92,820)

Loss for the year                           -              -            -      (674,226)     (674,226)
                                -------------- -------------- ------------ ------------- -------------
Balance at December 31, 2001       24,962,093         24,962      592,460      (752,348)     (134,926)

Issuance of shares for
 consulting services                1,000,000          1,000       65,000             -        66,000

Loss for the year                           -              -            -      (261,211)     (261,211)
                                -------------- -------------- ------------ ------------- -------------

Balance at December 31, 2002       25,962,093  $      25,962  $   657,460  $ (1,013,559) $   (330,137)
                                ============== ============== ============ ============= =============





The accompanying notes are an integral part of these consolidated financial statements.



            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                         2002         2001
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (261,211) $   (674,226)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                        4,804         2,957
     Net gain on sale of assets                               -       (77,172)
     Issuance of shares for services                     66,000       709,242
     (Increase) decrease in current assets:
        Receivables                                    (124,024)       72,599
        Prepaid expenses                                  2,347        (8,382)
        Deposits                                            385           171
     Increase (decrease) in current liabilities:
        Accounts payable and accrued expense            195,069       (60,419)
                                                   ------------- -------------
  Total Adjustments                                     144,581       638,996
                                                   ------------- -------------
     Net cash used in operating activities             (116,630)      (35,230)
                                                   ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceed from sale of asset                                  -        80,000
  Acquisition of property & equipment                   (14,582)       (8,647)
                                                   ------------- -------------
     Net cash provided by (used in)
     investing activities                               (14,582)       71,353
                                                   ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                               -      (896,160)
  Proceeds from factor                                   11,452             -
  Proceeds (payment) for loan from shareholders         (55,000)       55,000
  Proceeds from note - officer                           86,400             -
  Proceed from line of credit                            88,360       239,462
                                                   ------------- -------------
     Net cash provided by (used in)
     financing activities                               131,212      (601,698)
                                                   ------------- -------------

NET DECREASE IN CASH & CASH EQUIVALENTS                       -      (565,575)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                    -       565,575
                                                   ------------- -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE            $          -  $          -
                                                   ============= =============











       The accompanying notes are an integral part of these consolidated financial statements

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 20, 2001, the Company acquired 100% shares outstanding of Datalogic Consulting, Inc. (DCI), a Texas Corporation, and became a parent Company (Note
12). DCI provides SAS consulting services, Telecommunication and Wireless consulting services, Web design and E-commerce development, and IT staffing and offshore development services to various industries throughout the country. DCI was formed on August 20, 1993. For accounting purposes, the transaction has been treated as a recapitalization of the Company, with DCI as the accounting acquirer (reverse acquisition). The operations of the Company have been included with those of DCI from the acquisition date.

Prior to July 2001, the Company was in the development stage in accordance with Statement of Financial Accounting Standards No. 7. Since July 2001, the Company has been operating through its subsidiary, DCI.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASETS

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiary, DCI. All significant inter-company accounts and transactions

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


have been eliminated in consolidation. The acquisition of DCI on July 20, 2001, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of DCI control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on July 20, 2001. The historical results for the year ended December 31, 2001 include both the Company (from the acquisition date) and DCI (for full year) while the historical results for the year ended December 31, 2002 includes both entities for full year.

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

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

      Accounts payable                   $     95,030
      Accrued expenses                        241,667
                                         ------------
                                         $    336,697

Accounts payable amount includes the payable amount of $57,792 assumed by DCI at the acquisition.

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

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended December 31, 2002, such differences were insignificant.

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

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2002 and 2001 were $1,522 and $1,995, respectively.

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

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

3.     PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Depreciation and amortization of property and equipment are computed using the methods as described in Note 2.

Property and equipment at December 31, 2002, consists of the following:

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      Computer equipment and software               $       26,644
      Furniture and office equipment                         9,488
                                                    ---------------
                                                            36,132
      Accumulated depreciation                              14,208
                                                    ---------------
                                                    $       21,924
                                                    ===============

4.     DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. As of December 31, 2002, the amount advanced by the factor amounted to $11,452 from the factored receivable of $13,473. In connection with the factoring agreement, the Company incurred fees of $7,513 during the year ended December 31, 2002.

5.     NOTE PAYABLE- OFFICER

The note from the officer of the Company is due September 30, 2003. The note is unsecured and bears the annual interest rate of 12% on the unpaid principal balance.

6.     LINE OF CREDIT

The Company has a line of credit from a financial institution for $450,000. The line expires on May 31, 2003. The line is secured by the Company's assets, is personally guaranteed by CEO of the Company and bears an interest rate of 4.38% on December 31, 2002.

7.   STOCKHOLDERS' EQUITY

Common stock

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

The Company issued 1,000,000 shares of common stock in the year ended December 31, 2002 for consulting services amounting $66,000 based on fair value of the shares at the date of the agreement.

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option

In 1999 the board of directors approved the creation of the 1999 Stock Option Plan. This plan provides for the grant of incentive stock options to employees, directors and consultants. Options issued under this plan will expire over a maximum term of ten years from the date of grant.

Pursuant to the Corporate Stock Option Plan, the Company granted 600,000 options to two key employees (300,000 options each) during the year ended December 31, 2002. 150,000 options vested immediately and remaining 450,000 options will vest quarterly, over 3 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.

The option exercise prices were $.04 for the first 200,000 options and $.03 for 400,000 options which were the same as fair value of the shares at the time of granting of the options.

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

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Following is a summary of the stock option activity:

               Outstanding at December 31, 2000          659,938
               Granted                                         -
               Forfeited                                (231,250)
               Exercised                                       -
                                                        ---------
               Outstanding at December 31, 2001          428,688
               Granted                                   600,000
               Forfeited                                (428,688)
               Exercised                                       -
                                                        ---------
               Outstanding at December 31, 2002          600,000
                                                        =========


Following is a summary of the status of options outstanding at December 31, 2002:

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                       Outstanding Options           Exercisable Options
                 -----------------------------      ----------------------
                            Weighted
                            Average      Weighted               Weighted
                           Remaining     Average                 Average
                          Contractual    Exercise               Exercise
Exercise Price   Number       Life        Price      Number       Price
--------------   -------  -----------  -----------  ---------  ---------
$ 0.03-$0.04     600,000      4.91     $   0.03       75,000   $   0.03

The weighted average grant date fair value of options granted during the year 2002 was $0.02 the exercise price of which equaled the market price of the stock at the grant date. Stock-based compensations recognized during the year 2002 and 2001 were $0 and $6,300, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

                                               2002              2001
                                             ----------      ---------
  Risk-free interest rate                      5.0%              6.0%
  Expected life of the options                4.9 years       1.5 years
  Expected volatility                           86%              125%
  Expected dividend yield                       0                 0

8.    INCOME TAXES

The Company's total deferred tax asset is as follows:

                                                   December 31
                                                      2002
                                                   -----------
           Tax benefit of net operating
                loss carryforward                  $ 1,821,000
           Valuation allowance                      (1,821,000)
                                                   ------------
                                                   $         -
                                                   ============

The valuation allowance increased to $1,821,000 from $1,716,800, from December 31, 2001 to December 31, 2002, since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change. Through December 31, 2002, the Company incurred net operating losses for federal tax purposes of $4,553,000. The net operating loss carryforward may be used to reduce taxable income through the year 2017. Net operating loss for carry forwards for the State of California are generally available to reduce taxable income through the year 2007. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income tax consists of the state minimum tax imposed on corporations.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid $1,600 for income tax and $17,869 interest in the year ended December 31, 2002 and $1,600 for income tax and $658 for interest in the year ended December 31, 2001.

Cash flow statement does not include the effects of issuance of 1,000,000 shares of common stock in the year ended December 31, 2002 for consulting services amounting $66,000.

10.    MAJOR CUSTOMERS

Three major customers provided 64% and 70% of the net revenue for the year ended December 31, 2002 and 2001, respectively. The receivable balances due from these customers were $226,385 and $151,781 at December 31, 2002 and 2001, respectively. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

11.    COMMITMENTS

The company leases four office facilities under monthly leases. Total rental under these leases were $32,880 and $32,901 for the year 2002 and 2001, respectively.

12.  ACQUISITION

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

13.    DUE TO SHAREHOLDERS AND SETTLEMENT OF DEBT

The board of directors of DCI declared a distribution of the balance of retained earnings of $435,000 as of June 30, 2001. The shareholders of DCI converted balance of dividends into loans.

During the year ended December 31, 2002, the Company assigned the right of collections of $75,000 from a non-related party to the shareholders in exchange of payable to shareholders of $55,000. The Company has recorded a loss of $20,000 on the transaction as settlement of debt as an extraordinary loss.

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the twelve-month period ended December 31, 2002 and 2001 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.


15.   GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $1,013,559 at December 31, 2002. The Company's total liabilities exceeded the total assets by $330,137 as of December 31, 2002. Total liability amount includes the payable amount of $57,792 assumed by DCI at the acquisition. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the year ended December 31, 2002, towards management of liabilities and improving the operations. The Company has a revolving line of credit through their bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and principal executive officers of the Company are as specified on the following table:

NAME                   AGE    POSITION
-----------------------------------------------------------------------
Derek K. Nguyen         39    Chief Executive Officer and Chairman of
                              the Board of Directors

Khanh D. Nguyen         38    President, Chief Operating Officer,
                              Chief Financial Officer and Director

Dennis T. Tran          40    Chief Information Officer and Director


Derek K. Nguyen. Mr. Nguyen has served as the Company's Chief Executive Officer and Chairman of the Board of Directors since September 1993. Under Mr. Nguyen's leadership, DataLogic Consulting, Inc. received several awards, including Houston's 100 Fastest Growing Companies during 1997-1998; Inc. Magazine's Fastest Growing 500 Winners in 1999; 50 Largest Minority Owned Firms in Houston in 1999-2000; and Top 100 Diversity Owned Businesses in Texas in 2000. Mr. Nguyen has over 15 years of industry experience and has served as a technical consultant for AT&T, FedEx, International Paper, Exxon, Mobil, and Prudential Healthcare where he developed various business applications. Mr. Nguyen holds a Bachelor of Business Administration degree in Information Systems from the University of North Texas. Mr. Nguyen is the brother of Khanh D. Nguyen, the Company's President, Chief Operating Officer, Chief Financial Officer and a member of the Board of Directors.

Khanh D. Nguyen. Mr. Nguyen is the Company's President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer and a member of the Board of Directors. Mr. Nguyen was appointed President, Chief Operating Officer and Secretary on September 23, 2002. Mr. Nguyen has served as the Company's Vice President, Chief Technology Officer and Board Member since September 1993. From September 1999 until December 2001, Mr. Nguyen served as the President and Chief Executive Officer of KDN Securities. Mr. Nguyen has over 15 years of practical systems development and management experience. He has broad technical and business knowledge in the areas of Aerospace, Defense, Financial, Retail, Hospitality, and Transportation. He has also served as a technical consultant for Flagstar, CSX, Levi's, Charles Schwab and others where he architected and developed real-time and object-oriented intra/internet based systems. Mr. Nguyen holds a Bachelor of Science degree in Electrical Engineering from Texas A&M University. Mr. Nguyen is the brother of Derek K. Nguyen, the Company's Chief Executive Officer and a member of the Board of Directors.

Dennis T. Tran. Mr. Tran is the Company's Chief Information Officer and a member of the Board of Directors. Mr. Tran supervises and coordinates the Company's offsite-outsourcing business opportunities. Mr. Tran specializes in Oracle RDBMS and object-oriented software. From March of 2001 to the present Mr. Tran is employed by Baylor Healthcare System as a Project Manager. From December 2000 through March 2001, Mr. Tran was employed by Interliant as a Senior Consultant. From March 1999 through November 2000, Mr. Tran was employed by Quadramed as a Project Manager. From August 1996 through March 1999, Mr. Tran was employed by Matrix, Inc. as a Senior Consultant. From June 1993 through August 1996, Mr. Tran was employed by Digital Switch Corporation as a Senior Systems Analyst. Mr. Tran holds a Bachelor of Science degree in Computer Science from Kansas State University. Mr. Tran is the brother-in-law of Derek K. Nguyen, the Company's Chief Executive Officer and Chairman of the Board of Directors. Mr. Tran is the brother-in-law of Khanh D. Nguyen, the Company's President, Chief Operating Officer, Chief Financial Officer and a member of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to the Chief Executive Officer of the Company. There are no other officers of the Company whose total annual salary and bonus exceeded $100,000.


                    SUMMARY COMPENSATION TABLE

                                                     Long Term
                                                     Compensation
                                                     ----------------------
                       Annual Compensation           Awards         Payouts
Name and               ----------------------------------------------------
Principal              Salary   Bonus  Other Annual  Stock  Options LTIP
Position         Year    ($)     ($)   Compensation  Awards SARs(#) Payouts
---------------- ----- -------  ------ ------------  ------ ------- -------
Derek Nguyen     2001  $60,000  None   None          None   None    None
  CEO            2002  $50,000  None   None          None   300,000
  Director


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2002 by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. This table reflects the subsequent four for one rollback of the Company's stock.


Name and Address of     Nature of         Number of     Percent of
Beneficial Owner        Beneficial owner  Shares Held   Class
----------------------  ----------------  ------------  ------------

Derek K. Nguyen         Chief Executive      7,041,616        27.12%
12966 Euclid Street     Officer and
Suite 450               Chairman of the
Garden Grove, CA 92840  Board of Directors

Khanh D. Nguyen         President, Chief     3,995,000        15.39%
12966 Euclid Street     Operating Officer,
Suite 450               Chief Financial
Garden Grove, CA 92840  Officer, Secretary
                        and Director


Dennis Tran             Chief Information      371,077         1.43%
5001 Spring Valley Road Officer and
Suite 400E              Director
Dallas, TX 75244

Nigel K. Kaiyanni                            2,491,692         9.60%
12966 Euclid Street
Suite 450
Garden Grove, CA 92840


All officers and
directors as a group
(three persons)                             11,407,693        43.94 %


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company has a note payable to the CFO of the Company. The note is unsecured and has an APR of 12% and is due on September 30, 2003, unless renewed. The note has an outstanding balance of $86,400 as of December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

During the fourth quarter, the Company did not file any Reports on Form 8-K.



                                  SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Garden Grove, California, on March 24, 2002.

                                    DataLogic International, Inc.,
                                    a Delaware corporation

                                    By: /s/  Derek K. Nguyen
                                    ----------------------------------------
                                    Its Chief Executive Officer and Director


                                    By: /s/  Khanh D. Nguyen
                                    ------------------------------------------
                                    Its President, Chief Operating Officer,
                                    Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                          CERTIFICATIONS
I, Derek Nguyen, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of DataLogic International, Inc.;

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

Date: 3/24/03                /s/ Derek Nguyen
                             Derek Nguyen
                             Chief Executive Officer


                          CERTIFICATIONS

I, Khanh Nguyen, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of DataLogic International, Inc.;

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

Date: 3/24/03                     /s/ Khanh Nguyen
                                  Khanh Nguyen
                                  Chief Financial Officer