Form 10QSB
period 2003-03-31
DATALOGIC INTERNATIONAL INC
filed 2003-05-13
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2003, there were 25,962,093 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

=======================================================================

                              INDEX



PART I.     FINANCIAL INFORMATION...........................................3

ITEM 1.     FINANCIAL STATEMENTS ...........................................4

            Unaudited Consolidated Balance Sheets - Three Months
            Ended March 31, 2003

            Unaudited Consolidated Statement of Operations - Three Months Ended March 31, 2003 and 2002

            Unaudited Consolidated Statement of Cash Flows - Three Months Ended March 31, 2003 and 2002

            Notes to Unaudited Consolidated Financial Statements

ITEM 2.     MANAGEMENT  DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.......12

ITEM 3.     CONTROLS AND PROCEDURES.........................................14

PART II.    OTHER INFORMATION ..............................................15

ITEM 1.     PENDING LEGAL PROCEEDINGS.......................................15

ITEM 2.     CHANGES IN SECURITIES...........................................15

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.................................15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15

ITEM 5.     OTHER INFORMATION...............................................15

ITEM 6.     EXHIBITS AND REPORTS FILED ON FORM 8-K..........................15

SIGNATURES .................................................................16

CERTIFICATIONS..............................................................17

                  PART I. FINANCIAL INFORMATION


                   ITEM 1. FINANCIAL STATEMENTS

                See attached Financial Statements

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2003
                           (Unaudited)


                              ASSETS

CURRENT ASSETS:
   Cash & cash equivalent                                 $      19,022
   Accounts receivable                                        1,705,341
   Prepaid expenses                                               3,941
                                                          --------------
      Total current assets                                    1,728,304

PROPERTY AND EQUIPMENT, net                                      19,964

DEPOSITS                                                          3,299
                                                          --------------

                                                          $   1,751,567
                                                          ==============



              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable & accrued expenses                    $     699,212
   Line of credit                                               411,379
   Note payable - officer                                       200,000
   Note payable                                                 100,000
   Due to factor                                                593,896
                                                          --------------
     Total current liabilities                                2,004,487

STOCKHOLDERS' DEFICIT
   Common stock, .001 par value; Authorized
      shares 100,000,000; Issued and outstanding
      shares 25,962,093                                          25,962
   Additional paid in capital                                   657,460
   Treasury stock                                               (10,000)
   Accumulated deficit                                         (926,342)
                                                          --------------

     Total stockholders' deficit                               (252,920)
                                                          --------------

                                                          $   1,751,567
                                                          ==============







      The accompanying notes are an integral part of theses consolidated financial statements.

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                   For the three months ended
                                                             March 31,
                                                        2003          2002
                                                  ------------- -------------

Net revenue                                       $  2,291,314  $    397,252

Operating expenses                                   2,192,390       508,248
                                                  ------------- -------------

Income (loss) from Operations                           98,924      (110,996)

Non-Operating Income (expense):
  Interest expense                                     (10,107)            -
                                                  ------------- -------------

  Total non-operating income (expense)                 (10,107)            -
                                                  ------------- -------------

Income (loss) before income tax                         88,817      (110,996)

Provision for income tax                                 1,600         1,600
                                                  ------------- -------------

Net income (loss)                                 $     87,217  $   (112,596)
                                                  ============= =============

Basic and diluted net income (loss) per share     $      0.003  $     (0.004)
                                                  ============= =============
Basic and diluted weighted
  average shares outstanding                        25,962,093    25,228,760
                                                  ============= =============














       The accompanying notes are an integral part of these consolidated financial statements.

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   For the three months ended
                                                           March 31,
                                                      2003          2002
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $     87,217  $   (112,596)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Depreciation and amortization                       2,024         1,107
     Issuance of shares for service                          -        66,000
     (Increase) decrease in current assets:
        Receivables                                 (1,303,340)      (82,158)
        Prepaid expenses                                 2,094         4,061
        Deposits                                        (1,025)            -
     Increase in current liabilities:
        Accounts payable and accrued expense           362,515        58,627
                                                  ------------- -------------

  Total Adjustments                                   (937,732)       47,637
                                                  ------------- -------------
     Net cash provided by (used in)
      operating activities                            (850,515)      (64,959)
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of treasury stock                           (10,000)            -
  Acquisition of property & equipment                      (64)         (380)
                                                  ------------- -------------
  Net cash used in investing activities                (10,064)         (380)
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from factor                                 582,444             -
  Proceed from loans                                   250,000             -
  Payments of loans                                    (36,400)            -
  Proceed from line of credit                           83,557        65,339
                                                  ------------- -------------
  Net cash provided by financing activities            879,601        65,339
                                                  ------------- -------------

NET DECREASE IN CASH & CASH EQUIVALENTS                 19,022             -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                   -             -
                                                  ------------- -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE           $     19,022  $          -
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

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on March 27, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Segment Reporting

During the periods ended March 31, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, and its 100% wholly owned subsidiary, DataLogic Consulting, Inc. (DCI). All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of DCI on July 20, 2001, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of DCI control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on July 20, 2001. The historical results for the three-month period ended March 31, 2003 and 2002 include DCI and Topclick International, Inc.

NOTE 3 - RECENT PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146 ccounting for Costs Associated with exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, iability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity commitment to an exit plan. . The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, to include certain financial institution-related intangible assets. . The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for the year ended December 31, 2002. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2003 (no options were issued in the period ended March 31, 2002) as follows ($ in thousands, except per share amounts). :

            Net income - as reported                    $     87
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                               -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                             (7)
                                                        ----------

            Pro forma net income                        $     80
                                                        =========
            Earnings per share:
            Basic, as reported                              0.003
            Diluted, as reported                            0.003
            Basic, pro forma                                0.003
            Diluted, pro forma                              0.003


NOTE 4 - DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. As of March 31, 2003, the Company factored receivables of approximately $582,446 from the factored receivable of $685,231. In connection with the factoring agreement, the Company incurred fees of $11,636 during the three months ended March 31, 2003.

NOTE 5 - NOTES PAYABLE- OFFICER

The notes from the officer of the Company are due September 30, 2003 and January 21, 2004. The notes are unsecured and bear the annual interest rates of 12% and 10% on the unpaid principal balance. Interest on these notes for the period ended March 31, 2003 was $4,610.

NOTE 6 - NOTES PAYABLE

The Company has an unsecured note for $50,000 due January 15, 2004 bearing interest rate of 10% per year and interest is due last day of each month and an unsecured note for $50,000 due February 4, 2004 bearing interest rate of 10% per year and interest is due at the end of the term or on demand. Interest on these notes for the period ended March 31, 2003 was $1,875.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

Cash flow statements for the three-month period ended March 31, 2002 does not include the effects of issuance of 1,000,000 shares of common stock for consulting services amounting $66,000.

The Company paid $0 for income tax during the three-month periods ended March 31, 2003 and 2002. The Company paid $13,122 and $0 interest during the three-month periods ended March 31, 2003 and 2002, respectively.

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

NOTE 9 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2003, the Company has an accumulated deficit of $926,342 and its total liabilities exceeded the total assets by $252,920. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company ability to either raise additional capital or obtain financing or to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company recently undertook several actions to revise its operating and financial requirements to provide it with sufficient liquidity to continue to fund operations for the next twelve months that included arranging working capital financing. Further, during the quarter ended March 31, 2003, the Company was awarded an expansion of several multi-year contracts with several State Agencies. These awards should provide the Company with an increase level of revenues that should support the Company current overhead expenses and provide for increasing cashflows that should improve the current negative stockholders deficit and allow the Company to continue its operations through the next twelve months.

The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

ITEM 2. MANAGEMENT  DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company Annual Report on Form 10-KSB for the year ended December 31, 2002.

The information set forth below includes forward-looking statements. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Datalogic International, Inc. is a professional service company dedicated to solving its clients' business problems with technology-based solutions. Its services include SAS consultancy, project management, software development, Internet solutions, telecommunications/wireless integration, value added reselling/training and IT outsourcing. The Company also provides short and long term staffing solutions to IT clients and healthcare/medical providers.

Results of Operations

The Company net revenues for the three months ended March 31, 2003 increased $1,894,062 or 477% to $2,291,314 for the three months ended March 31, 2003 as compared to $397,252 for the three months ended March 31, 2002. The revenue growth was materially due to the expansion of several multi-year state contract awards that commenced within the first quarter of 2003.

The Company income from operations for the three months ended March 31, 2003 increased $209,920 or 189% to $98,924 as compared to a loss from operations of $110,996 for the three months ended March 31, 2002. The increase in income from operations was materially due to an increase in operating profits from more billable employees as a result of the commencement of operations from the Company newly awarded contract expansions and the Company ability to manage it general and overhead expenses.

Non-operating interest expense was $10,107. Provision for income tax expense was $1,600.

As a result of the above, the net income for the three month period ended March 31, 2003, was $87,217 as compared to the net loss of $112,596 for the three months ended March 31, 2002.

Liquidity and capital resources

Prior to the reverse merger on July 20, 2001, the Company's primary source of cash was from the issuance of its equity securities. In January 1999, the Company entered into a financing agreement, which provided the Company with gross proceeds of $2,000,000. These funds were spent on developing an information index to the top Internet guide and then a privacy-oriented website. These enterprises did not generate sufficient funds to cover operating expenses. The Company's failure to obtain additional financing for the privacy-oriented business resulted in the change of business following the last fiscal year-end.

After the reverse merger, the Company's primary source of cash has been from fees and sales revenues realized from its IT consulting and professional staffing operations. The Company currently maintains a $450,000 line of credit with a domestic bank under a revolving credit agreement, which expires on May 31, 2003, unless renewed. The line is secured and is personally guaranteed by an officer of the Company and bears an interest rate of 30 Day Commercial Paper plus 3.15%.

The Company also has two notes payable to the officers of the Company and two notes payable to private investors for an aggregate amount of $300,000. The notes from the officer of the Company are due September 30, 2003 and January 21, 2004, respectively. The notes are unsecured and bear the annual interest rates of 12% and 10% on the unpaid principal balance.

The Company also has an unsecured note for $50,000 due January 15, 2004 bearing interest rate of 10% per year and interest is due last day of each month and an unsecured note for $50,000 due February 4, 2004 bearing interest rate of 10% per year and interest is due at the end of the term or on demand.

In addition to the above sources of capital, the Company also has a factoring agreement with Allied Capital Partners, L.P. for an expandable amount. Under this agreement, the Company may sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on the Company. All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term.

The Company liquidity consists of cash and cash equivalent of $19,022 and $1,705,341 in accounts receivable. The Company current liabilities consists of $2,004,487 in accounts payable, accrued expenses and short-term debts.

The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

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

The Company recognizes that it is not immune to some of the problems that affected many of its IT competitors this year. The Company experienced ongoing weakness in its commercial computer consulting businesses and it continued to be hurt by the negative effects of the computer industry and U.S. economy in general. The Company expects that these factors will continue to work against it into the second quarter of this year.

Management recognizes that governmental contracts are highly competitive but is a stable source of revenues. The Company will continue to place heavy emphasis on acquiring additional major governmental contracts to secure its future revenues since many contract awards are multi-year.

Management continues to believe that the healthcare industry will remain stable and demands for staffing will continue to increase. It believes that the diversification into the healthcare industry will improve its operational results.

Management also believes that increasing shareholder values can be achieved via diversification into areas other than IT and healthcare. The Company is receptive to merger and acquisitions as well as forming alliances with like and unlike businesses. The Company seeks to function as a parent company where its subsidies include a mix of viable businesses.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 1. PENDING LEGAL PROCEEDINGS

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

Based on the Company attorney judgment, the case against the Company is without merit. Accordingly, the Company management has been advised that it is not necessary to establish a litigation reserve on its books at March 31, 2003 for this lawsuit.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    DataLogic International, Inc.
                                   (Registrant)

Date:  May 12, 2003                 /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date:  May 12, 2003                 /s/ Keith Nguyen
                                    -------------------------------
                                    Title: Chief Financial Officer

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

Date: 5/12/2003                  /s/ Derek Nguyen
                                 ___________________________
                                 Derek Nguyen
                                 Chief Executive Officer

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

Date: 5/12/2003              /s/ Keith Nguyen
                             ________________________
                             Keith Nguyen
                             Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of DataLogic International on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Derek Nguyen, Chief Executive Officer certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes- Oxley Act of 2002, that to the best of my knowledge:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By: /s/ Derek Nguyen
---------------------------------------------------
Derek Nguyen
Chief Executive Officer


                    CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DataLogic International on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Keith Nguyen, Chief Financial Officer certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By: /s/ Keith Nguyen
---------------------------------------------------
Keith Nguyen
Chief Financial Officer