Form 10QSB
period 2003-06-30
DATALOGIC INTERNATIONAL INC
filed 2003-08-20
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2003

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


    18301 Von Karman Ave, Suite 250, Irvine, California 92612
-----------------------------------------------------------------
             (Address of principal executive offices)

                          (949) 260-0120
                  -----------------------------
                 (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2003, there were 35,824,996 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

=======================================================================

                              INDEX


PART I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Unaudited Consolidated Balance Sheets - Six Months Ended
          June 30, 2003

          Unaudited Consolidated Statement of Operations Three and Six Months Ended June 30, 2003 and 2002

          Unaudited Consolidated Statement of Cash Flows Six Months Ended June 30, 2003 and 2002

          Notes to Unaudited Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Item 4. Controls and Procedures


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports Filed on Form 8-K


SIGNATURES

                  PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2003

                           (Unaudited)


                              ASSETS


CURRENT ASSETS:
   Cash & cash equivalents                                  $     47,643
   Accounts receivable                                         1,712,530
   Inventory                                                      15,378
   Prepaid expenses                                                1,847
                                                            -------------
       Total current assets                                    1,777,398

PROPERTY AND EQUIPMENT, net                                      104,328

DEPOSITS                                                           3,299

CLIENT LIST, net                                                  34,933
                                                            -------------
                                                            $  1,919,958
                                                            =============



              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable & accrued expenses                      $    678,912
   Line of credit                                                437,400
   Note payable - officer                                        164,000
   Note payable                                                  258,200
   Due to factor                                                 441,281
                                                            -------------
       Total current liabilities                               1,979,793

Minority Interest                                                 21,467

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; Authorized shares
    100,000,000 Issued and outstanding shares 35,824,996          35,825
   Additional paid in capital                                  1,494,021
   Treasury stock                                                (10,000)
   Shares to be issued                                            57,000
   Accumulated deficit                                        (1,658,148)
                                                            -------------
       Total stockholders' deficit                               (81,302)
                                                            -------------

                                                            $  1,919,958
                                                            =============


      The accompanying notes are an integreal part of these unaudited consolidated financial statements


              DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)



                                        For the three month period   For the six month period
                                               ended June 30,              ended June 30,
                                            2003           2002         2003          2002
                                       -------------- ------------- ------------- -------------
Net revenue                            $   2,691,716  $    342,963  $  4,983,030  $    740,215

Cost of revenue                            2,582,370             -     4,588,739             -
                                       -------------- ------------- ------------- -------------

Gross profit                                 109,346       342,963       394,291       740,215

Operating expenses                           817,444       391,975     1,003,465       896,847
                                       -------------- ------------- ------------- -------------

Loss from Operations                        (708,098)      (49,012)     (609,174)     (156,632)

Non-Operating Income (expense):
   Loss on settlement of debts                     -       (20,000)            -       (20,000)
   Interest expense                          (20,391)       (4,307)      (30,498)       (7,683)
                                       -------------- ------------- ------------- -------------
   Total non-operating income (expense)      (20,391)      (24,307)      (30,498)      (27,683)

Loss before income tax                      (728,489)      (73,319)     (639,672)     (184,315)
                                       -------------- ------------- ------------- -------------

Provision for income tax                           -             -         1,600         1,600

Minority interest profit allocation           (3,317)            -        (3,317)            -
                                       -------------- ------------- ------------- -------------

Net loss                               $    (731,806) $    (73,319) $   (644,589) $   (185,915)
                                       ============== ============= ============= =============

Basic and diluted net loss per share   $      (0.021) $     (0.003) $     (0.021) $     (0.007)
                                       ============== ============= ============= =============
Basic and diluted weighted
 average shares outstanding               34,321,863    25,962,093    30,166,526    25,597,452
                                       ============== ============= ============= =============






Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.



          The accompanying notes are an integral part of these unaudited consolidated financial statements.


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                    For the six month period
                                                         ended June 30,
                                                          2003      2002
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (644,589) $   (185,915)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                        9,233         2,241
     Issuance of shares for service                     756,090        66,000
     Issuance of shares for compensation                 90,334             -
     Minority Interest                                   21,467             -
     (Increase) decrease in current assets:
        Receivables                                  (1,310,529)       64,492
        Prepaid expenses                                  4,188         7,360
        Inventory                                       (15,378)            -
        Deposits                                         (1,025)         (500)
     Increase (decrease) in current liabilities:
        Accounts payable and accrued expense            361,106       (39,043)
                                                   ------------- -------------
  Total Adjustments                                     (84,514)      100,550
                                                   ------------- -------------
     Net cash used in operating activities             (729,103)      (85,365)
                                                   ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of treasury stock                            (10,000)            -
  Acquisition of property & equipment                   (88,461)         (918)
                                                   ------------- -------------
     Net cash used in investing activities              (98,461)         (918)
                                                   ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from factor                                  429,829             -
  Proceeds from loan                                    390,800             -
  Payment of loans                                      (55,000)            -
  Proceed from line of credit                           109,578        86,283
                                                   ------------- -------------
     Net cash provided by financing activities          875,207        86,283
                                                   ------------- -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                  47,643             -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                    -             -
                                                   ------------- -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE            $     47,643  $          -
                                                   ============= =============





       The accompanying notes are an integral part of these unaudited consolidated financial statements

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

On June 2, 2003, the Company closed a transaction, whereby it acquired 51% of the issued and outstanding shares of capital stock of I-Phonehome, Inc., a California corporation which was 100% owned by several individuals. In exchange for 51% of the shares common stock of I-Phonehome, Inc., the Company will issue I-Phonehome, Inc. fifty-seven thousand ($57,000) dollars in restricted common stock. On December 2, 2003, the company will issue I-Phonehome, Inc. an additional forty thousand ($40,000) dollars in restricted common stock provided that this agreement remained valid and that I-Phonehome, Inc. is profitable on or about this date. On March 2, 2004, the Company will issue I-Phonehome, Inc. an additional forty thousand ($40,000) in restricted common stock provided that this agreement remained valid and that I-Phonehome, Inc. is profitable on or about this date. I-Phonehome, Inc., develops and markets voice over IP (VoIP) phone products.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on March 27, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment Reporting

During the periods ended June 30, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

Major customer

One major customer provided 84% of the net revenue for the period ended June 30, 2003. The receivable balance due from this customer was $1,799,477 at June 30, 2003. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, its 100% wholly owned subsidiary, DataLogic Consulting, Inc. (DCI) and 51% owned subsidiary, I-Phonehome, Inc. from the acquisition date. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of DCI on July 20, 2001, has been accounted for as a purchase and treated as a reverse acquisition since the former owners of DCI control the majority of the outstanding shares of common stock of the Company immediately following the acquisition on July 20, 2001. The historical results for the six-month period ended June 30, 2003 include the Company, DCI and I-Phonehome, Inc. from acquisition date and for the six-month period ended June 30, 2002 include the Company and DCI.

NOTE 3 - RECENT PRONOUNCEMENTS

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six months ended June 30, 2003 (no options were issued in the period ended June 30, 2002) as follows ($ in thousands, except per share amounts). :


            Net loss - as reported                    $       (645)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                                 -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                             (191)
                                                      -------------
            Pro forma net loss                        $       (836)
                                                      =============
            Earnings per share:
            Basic, as reported                                0.02
            Diluted, as reported                              0.02
            Basic, pro forma                                  0.02
            Diluted, pro forma                                0.02

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments:

a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

NOTE 4 - DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. As of June 30, 2003, the Company received $441,282 as an advance against the factored receivable of $519,155. In connection with the factoring agreement, the Company incurred fees of $31,977 during the six months ended June 30, 2003.

NOTE 5 - NOTES PAYABLE - OFFICER

The notes from the officers of the Company are due September 30, 2003 and January 21, 2004. The notes are unsecured and bear the annual interest rates of 12% and 10% on the unpaid principal balance. Interest on these notes for the period ended June 30, 2003 was $13,118

NOTE 6 -  NOTES PAYABLE & LINE OF CREDIT

The Company has an unsecured note for $50,000 due January 15, 2004 bearing interest rate of 10% per year and interest is due last day of each month, and unsecured note for $50,000 due February 4, 2004 bearing interest rate of 10% per year and interest is due at the end of the term or on demand and an unsecured note for $100,000 due October 8, 2003 bearing interest rate of 10% per year and interest is due last day of each month. The Company has unsecured notes totaling $58,200 due June 30, 2004 bearing interest rate of 12%. Interest on these notes for the period ended June 30, 2003 was $6,875.

The Company has a line of credit from a financial institution for $450,000. The line expires on May 31, 2004. The line is secured by the Company assets, is personally guaranteed by CEO of the Company and bears an interest rate of 4.38%.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the six-month periods ended June 30, 2003 and 2002. The Company paid $27,099 and $6,374 interest during the six-month periods ended June 30, 2003 and 2002, respectively.

Cash flow statements for the six-month period ended June 30, 2002 does not include the effects of issuance of 1,000,000 shares of common stock for consulting services amounting $66,000.

Cash flow statements for the six-month period ended June 30, 2003 does not include the effects of issuance of 8,812,500 shares of common stock for consulting services amounting $1,001,001 and 1,050,403 shares of common stock for salaries amounting $190,731.

NOTE 8 - STOCKHOLDERS' EQUITY

Common stock

During the period ended June 30, 2003, the Company issued common stocks in exchange of various services to following parties:

The company issued 8,812,500 shares of common stock for consulting services amounting $756,090. The company issued 1,050,403 shares of common stock for salaries amounting $90,334.

Per purchase agreement with I-Phonehome, Inc dated on June 2, 2003, the Company has common stock to be issued for $57,000 (note 9).

NOTE 9 - ACQUISITION

The Company entered into a stock purchase agreement (the "Purchase Agreement") with I-Phonehome, Inc., a California corporation, ("I-Phonehome") engaged in the business of providing VoIP products and services. Pursuant to the purchase agreement closed on June 2, 2003, the Company purchased 51% of I-Phonehome outstanding common stock in exchange for newly issued shares of the Company common stock. Upon the closing, the Company will issue I-Phonehome, Inc. fifty-seven thousand ($57,000) dollars in restricted common stock. On December 2, 2003, the Company will issue I-Phonehome, Inc. an additional forty thousand ($40,000) dollars in restricted common stock provided that this agreement remained valid and that I-Phonehome, Inc. is profitable on or about this date. On March 2, 2004, the Company will issue I-Phonehome, Inc. and additional forty thousand ($40,000) dollars in restricted common stock provided that this agreement remained valid and that I-Phonehome, Inc. is profitable on or about this date.

The Company will purchase necessary equipment to operate I-Phonehome. The total amount purchase will not exceed $100,000. At the mutual consent of both parties, any unused capital may apply toward overhead expenses. The Company will pay for overhead expenses including but not limited to office rental, data center, inventory and miscellaneous office expenses. Such expenses will not exceed an average of ten thousand ($10,000) dollars per month.
The Company agrees to enter into management service contract with I-Phonehome, Inc. for the duration of the funding period. The term of the agreement shall commence on June 2, 2003 and shall remain in effect until June 2, 2004 unless terminated: (a) immediately by the Company upon the receipt of notification from the Company that I-Phonehome, Inc. is not performing satisfactorily; (b) by either party upon breach of the agreement by the other party; or (c) by either party at any time upon fourteen (14) days prior written notice to the other. I-Phonehome, Inc. shall faithfully perform the normal duties of operation management which include but not limited to sales and marketing, technical and customer service support. In full consideration of I-Phonehome performance of the services, the Company shall pay I-Phonehome, Inc. for work performed in an amount $15,000 per month. In addition, the Company shall pay I-Phonehome, Inc. eleven (11%) percent of net profits and for a maximum of two hundred seventy thousand ($270,000) dollars in restricted common stock, the Company shall pay I-Phonehome, Inc. ninety thousand ($90,000) dollars each time I-Phonehome, Inc. net profit reached one hundred twenty-five thousand ($125,000) dollars increments. I-Phonehome, Inc., which develops and markets voice over IP (VoIP) phone products, was incorporated on March 21, 2003. At the date of acquisition, I-Phonehome, Inc. had insignificant operations and minimal assets, therefore, no proforma information has been presented.
As a part of the acquisition, the Company also acquired intangible asset, comprised of client list of $38,109, at the date of acquisition. The Client list is being amortized over one year period. The company has an accumulated amortization of $3,176 for the intangible asset through June 30, 2003.

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the six-month period ended June 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $1,658,148 at June 30, 2003. The Company's total liabilities exceeded the total assets by $81,302 as of June 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company recently undertook several actions to revise its operating and financial requirements to provide it with sufficient liquidity to continue to fund operations for the next twelve months that included arranging working capital financing. Further, during the quarter ended March 31, 2003, the Company was awarded an expansion of several multi-year contracts with several State Agencies. These awards can provide the Company with an increase level of revenues that can support the Company current overhead expenses and provide for increasing cashflows that can improve the current negative stockholders deficit and allow the Company to continue its operations through the next twelve months.

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

Overview

Datalogic International, Inc. is a professional service company dedicated to solving its clients' business problems with technology-based solutions. The Company services include Information Technology consultancy, project management, software development, Internet solutions, telecommunications/wireless integration, value added reselling/training and IT outsourcing. The Company also provides short and long term staffing solutions to IT clients and healthcare/medical providers. The Company clients consist of commercial enterprises and local and state governments.

The Company performance in the first six months of fiscal 2003 reflects the significant change in its strategic direction that was initiated in fiscal 2002. In early fiscal 2002, the Company began to place additional emphasis on acquiring governmental contracts as a mean to compensate for its deteriating commercial IT market shares. This strategic move had brought significant additional revenues to the Company. As a result, the Company fiscal 2003 first quarter net revenues increased 477% from the same quarter in fiscal 2002.

In the second quarter of fiscal 2003, the Company acquired a 51% majority stake in I-Phonehome, Inc., a provider of voice over Internet protocol (VoIP) telephony product and services. This acquisition will enable the Company to increase its revenue streams through the sales of airtime, VoIP phones, and dedicated phone systems.


Results of Operations

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30,
2002

Revenue. The Company net revenues for the three months ended June 30, 2003 increased $2,348,753 or 685% to $2,691,716 for the three months ended June 30, 2003 as compared to $342,963 for the three months ended June 30, 2002. The revenue growth was materially due to the expansion of several multi-year state contract awards that commenced within the first quarter of 2003.

Gross Profit. The Company gross profit from operations for the three months ended June 30, 2003 increased $158,358 or 323% to $109,346 as compared to a loss from operations of $49,012 for the three months ended June 30, 2002. The increase in income from operations was materially due to an increase in operating profits from more billable employees as a result of the commencement of operations from the Company newly awarded contract expansions and the Company ability to manage it general and overhead expenses.

Depreciation and amortization. Depreciation and amortization expenses for the three month period ended June 30, 2003 were $7,209, an increase of $6,075, as compared to $1,134 of such expenses for the three month period ended June 30, 2002. The increase in depreciation and amortization expenses for the three month period ended June 30, 2003 was primarily due to the increased requirements in office and VoIP equipment.

Other expenses. Interest expense for the three month period ended June 30, 2003 was $20,391, an increase of $16,084, as compared to $4,307 for the three months ended June 30, 2002. The increase in interest expenses was attributable to the increase in the Company short term debts to finance payroll. Issuance of shares for sales and marketing, legal, and merger and acquisition services for the three months ended June 30, 2003 was $756,090. Issuance of shares for compensation for the same period was $90,334.

As a result of the above, the net loss for the three month period ended June 30, 2003, was $731,806 as compared to the net loss of $73,319 for the three months ended June 30, 2002.


Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

Revenue. The Company net revenues for the six months ended June 30, 2003 increased $4,242,815 or 573% to $4,983,030 for the six months ended June 30, 2003 as compared to $740,215 for the six months ended June 30, 2002. The revenue growth was materially due to the expansion of several multi-year state contract awards that commenced within the first quarter of 2003.

Gross Profit. The Company gross profit from operations for the six months ended June 30, 2003 increased $550,923 or 352% to $394,291 as compared to a loss from operations of $156,632 for the six months ended June 30, 2002. The increase in income from operations was materially due to an increase in operating profits from more billable employees as a result of the commencement of operations from the Company newly awarded contract expansions and the Company ability to manage it general and overhead expenses.

Depreciation and amortization. Depreciation and amortization expenses for the six month period ended June 30, 2003 were $9,233, an increase of $6,992, as compared to $2,241 of such expenses for the six month period ended June 30, 2002. The increase in depreciation and amortization expenses for the six month period ended June 30, 2003 was primarily due to the increased requirements in office and VoIP equipment.

Other expenses. Interest expense for the six month period ended June 30, 2003 was $30,498, an increase of $22,815, as compared to $7,683 for the six months ended June 30, 2002. The increase in interest expenses was attributable to the increase in the Company short term debts to finance payroll. Issuance of shares for sales and marketing, legal, and merger and acquisition services for the six months ended June 30, 2003 was $756,090. Issuance of shares for compensation for the same period was $90,334.

As a result of the above, the net loss for the six month period ended June 30, 2003, was $644,589 as compared to the net loss of $185,915 for the six months ended June 30, 2002.


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

After the reverse merger, the Company's primary source of cash has been from fees and sales revenues realized from its IT consulting and professional staffing operations. The Company currently maintains a $450,000 line of credit with a domestic bank under a revolving credit agreement, which expires on May 31, 2004, unless renewed. The line is secured and is personally guaranteed by an officer of the Company and bears an interest rate of 4.38%.

The Company has two notes payable to the officers of the Company for an aggregate amount of $150,000. The notes from the officers of the Company are due September 30, 2003 and January 21, 2004, respectively. The notes are unsecured and bear the annual interest rates of 12% and 10% on the unpaid principal balance.

The Company also has an unsecured note for $50,000 due January 15, 2004 bearing interest rate of 10% per year and interest is due last day of each month, and unsecured note for $50,000 due February 4, 2004 bearing interest rate of 10% per year and interest is due at the end of the term or on demand and an unsecured note for $100,000 due October 8, 2003 bearing interest rate of 10% per year and interest is due last day of each month. The Company has unsecured notes totaling $58,200 due June 30, 2004 bearing interest rate of 12%.

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

The Company liquidity consists of cash and cash equivalent of $47,643 and $1,712,530 in accounts receivable. The Company current liabilities consists of $1,979,793 in accounts payable, accrued expenses and short-term debts.

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

Management continues to believe that the healthcare industry will remain stable and demands for staffing will continue to increase. The Company will continue to place emphasis on acquiring staffing contracts from healthcare and medical providers.

Management believes that there will be high demands for VoIP products and services. The Company will place significant emphasis on selling its products and services globally. The Company expects the current level of interest on its products and services to dramatically increase as new products and services are rolled out next quarter.

Management believes that there will be a strong demand for public safety and homeland security applications. The Company will place significant emphasis on working with its partner, Kiboga, to develop, market and deploy Kiboga product suites.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. As a result of the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last quarter.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

During the period ended June 30, 2003, the Company issued common stocks in exchange of various services to following parties:

The company issued 8,812,500 shares of common stock for consulting services amounting $756,090. The company issued 1,050,403 shares of common stock for salaries amounting $90,334.

Per purchase agreement with I-Phonehome, Inc dated on June 2, 2003, the Company has common stock to be issued for $57,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On June 26, 2003, the Company announced that it is in talks with Kiboga Systems, Inc. on a proposed merger. Under the terms of the proposed Agreement, each three DataLogic shares will be converted into one share of Kiboga. In addition, DataLogic will receive significant capital infusion to fuel its growth. The completion of the transaction will depend on the final terms and shareholder's approval. If consummated, Kiboga will merge into DataLogic with the newly combined entity seeking to be listed on the American Stock Exchange.

In light of the acquisition of a majority stake in I-Phonehome, Inc. and the proposed merger with Kiboga Systems, management decided that it was in the best interest of the Company to terminate its involvement with Diagnostics Testing. Management believes that the effort required to be an effective operations manager for Diagnostics Testing would be straining to its limited resources. Management further believes that the IP telephony and homeland security/public safety sectors have larger growth potential and thus chose to place its investment and focus there for the near term.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit   Description
-------  ------------

 31       Certification pursuant Section 302
 32       Certification pursuant Section 906




                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date: August 18, 2003                 /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date: August 18, 2003                 /s/ Keith Nguyen
                                    -------------------------------
                                    Title: Chief Financial Officer