Form 10QSB
period 2003-09-30
DATALOGIC INTERNATIONAL INC
filed 2003-11-14
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2003

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


    18301 Von Karman Ave, Suite 250, Irvine, California 92612
-----------------------------------------------------------------------
             (Address of principal executive offices)

                          (949) 260-0120
                  -----------------------------
                 (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2003, there were 35,824,996 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]



=======================================================================

                              INDEX



PART I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Unaudited Consolidated Balance Sheets - Nine Months Ended
          September 30, 2003 ...........................................3

          Unaudited Consolidated Statement of Operations  Three and
          Nine Months Ended September 30, 2003 and 2002 ................4

          Unaudited Consolidated Statement of Cash Flows  Nine Months
          Ended September 30, 2003 and 2002 ............................5

          Notes to Unaudited Consolidated Financial Statements .........6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk ...17

  Item 4. Controls and Procedures ......................................17


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings ............................................17
  Item 2. Changes in Securities ........................................17
  Item 3. Defaults upon Senior Securities ..............................17
  Item 4. Submission of Matters to a Vote of Security Holders ..........17
  Item 5. Other Information ............................................18
  Item 6. Exhibits and Reports Filed on Form 8-K........................18


SIGNATURES .............................................................18

                  PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2003
                           (Unaudited)

                              ASSETS
                             -------
CURRENT ASSETS:
  Cash & cash equivalents                                    $     24,865
  Accounts receivable                                           2,378,752
  Inventory                                                        90,402
  Prepaid expenses                                                  1,462
                                                             -------------
     Total current assets                                       2,495,481

PROPERTY AND EQUIPMENT, net                                       110,301

DEPOSITS                                                           39,910

CLIENT LIST, net                                                   25,406
                                                             -------------
                                                             $  2,671,098
                                                             =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable & accrued expenses                        $    812,662
  Line of credit                                                  328,393
  Note payable - officer                                          154,000
  Note payable                                                    258,200
  Due to factor                                                   992,068
                                                             -------------
     Total current liabilities                                  2,545,323

MINORITY INTEREST                                                  35,189

STOCKHOLDERS' EQUITY
  Common stock, .001 par value; Authorized shares 100,000,000
    Issued and outstanding shares 35,824,996                       35,825
  Additional paid in capital                                    1,494,021
  Treasury stock                                                  (10,000)
  Shares to be issued                                              57,000
  Accumulated deficit                                          (1,486,260)
                                                             -------------
     Total stockholders' equity                                    90,586
                                                             -------------

                                                             $  2,671,098
                                                             =============

       The accompanying notes are an integral part of these unaudited consolidated financial statements.


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the three month periods  For the nine month periods
                                  ended September  30,        ended September 30,
                                   2003         2002           2003          2002
                              ------------- ------------- -------------- -------------
Net revenue                   $  2,780,609  $    655,301  $   7,763,639  $  1,395,516

Cost of revenue                  2,446,165       606,045      7,034,904     1,288,200
                              ------------- ------------- -------------- -------------

Gross profit                       334,444        49,256        728,735       107,316

Operating expenses                 128,351        51,106      1,029,739       265,798
                              ------------- ------------- -------------- -------------

Income (Loss) from Operations      206,093        (1,850)      (301,004)     (158,482)

Non-Operating Income (expense):
   Loss on settlement of debts           -             -              -       (20,000)
   Factoring Expense               (72,095)       (3,010)      (102,077)       (3,010)
   Interest expense                (20,116)       (7,061)       (50,614)      (14,744)
                              ------------- ------------- -------------- -------------
     Total non-operating
       income (expense)            (92,211)      (10,071)      (152,691)      (37,754)
                              ------------- ------------- -------------- -------------
Income (Loss) before
 income tax                        113,882       (11,921)      (453,695)     (196,236)

Provision for income tax                 -             -          1,600         1,600

Minority interest allocation       (13,722)            -        (17,039)            -
                              ------------- ------------- -------------- -------------

Net Income (Loss)             $    100,160  $    (11,921) $    (472,334) $   (197,836)
                              ============= ============= ============== =============
Basic and diluted net
 income (loss) per share      $      0.003  $     (0.000) $      (0.015) $     (0.008)
                              ============= ============= ============== =============
Basic and diluted weighted
  average shares outstanding    36,929,887    25,962,093     32,078,736    25,720,335
                              ============= ============= ============== =============









Weighted average number of shares used to compute basic and diluted loss per share for the nine month periods ended September 30, 2003 and 2002 and three month period ended
September 30, 2002 are the same since the effect of dilutive securities is anti-
dilutive.


       The accompanying notes are an integral part of these unaudited consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                  For the nine month periods
                                                       ended September 30,
                                                       2003          2002
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (472,334) $   (197,836)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                       27,535         4,023
    Loss on settlement of debts                              -        20,000
    Issuance of shares for service                     756,090        66,000
    Issuance of shares for compensation                 90,334             -
    Minority Interest                                   35,189             -
    (Increase) decrease in current assets:
          Receivables                               (1,951,032)     (372,159)
          Prepaid expenses                               4,573         5,678
          Inventory                                    (68,974)            -
          Deposits                                     (37,636)          385
    Increase (decrease) in current liabilities:
          Accounts payable and accrued expense        (139,368)       49,490
                                                  ------------- -------------
  Total Adjustments                                 (1,283,289)     (226,583)
                                                  ------------- -------------
       Net cash used in operating activities        (1,755,623)     (424,419)
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of treasury stock                         (10,000)            -
    Acquisition of property & equipment                (43,986)       (8,680)
                                                  ------------- -------------
       Net cash used in investing activities           (53,986)       (8,680)
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from factor                             1,587,100       132,069
    Proceeds from loan                                 246,803       142,400
    Proceed from line of credit                            571       158,630
                                                  ------------- -------------
       Net cash provided by  financing activities    1,834,474       433,099
                                                  ------------- -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                 24,865             -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                   -             -
                                                  ------------- -------------
CASH & CASH EQUIVALENTS, ENDING BALANCE           $     24,865  $          -
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

On June 2, 2003, the Company closed a transaction, whereby it acquired 51% of the issued and outstanding shares of capital stock of i-PhoneHome, Inc., a California corporation which was 100% owned by several individuals. In exchange for 51% of the shares common stock of i-PhoneHome, Inc., the Company will issue i-PhoneHome, Inc. fifty-seven thousand ($57,000) dollars in restricted common stock. On December 2, 2003, the company will issue i-PhoneHome, Inc. an additional forty thousand ($40,000) dollars in restricted common stock provided that this agreement remained valid and that i-PhoneHome, Inc. is profitable on or about this date. On March 2, 2004, the Company will issue i-PhoneHome, Inc. an additional forty thousand ($40,000) in restricted common stock provided that this agreement remained valid and that i-PhoneHome, Inc. is profitable on or about this date. i-PhoneHome, Inc. develops and markets voice over IP (VoIP) phone products.

On July 24, 2003, i-PhoneHome, Inc. changed its name to IPN Communications,
Inc.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2002 were filed on March 27, 2003 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment Reporting

During the periods ended September 30, 2003 and 2002, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

Major customer

One major customer provided 88% of the net revenue for the period ended September 30, 2003. The receivable balance due from this customer was $1,563,089 at September 30, 2003. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, its 100% wholly owned subsidiary, and DataLogic Consulting, Inc. (DCI) and 51% owned subsidiary, IPN Communications, Inc. (formerly, i-PhoneHome, Inc.) from the acquisition date. All significant inter-company accounts and transactions have been eliminated in consolidation.


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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine months ended September 30, 2003 (no options were issued in the period ended September 30, 2002) as follows ($ in thousands, except per share amounts). :


            Net loss - as reported                    $      (472)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                                -

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                             (11)
                                                      ------------
            Pro forma net loss                        $      (483)
                                                      ============


            Earnings per share:
            Basic, as reported                              0.02
            Diluted, as reported                            0.02
            Basic, pro forma                                0.02
            Diluted, pro forma                              0.02

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company financial position or
results of          operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments:
a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company financial position or results of operations or cash flows.


NOTE 4 -  DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. As of September 30, 2003, the Company received $854,385 as an advance against the factored receivable of $992,067. In connection with the factoring agreement, the Company incurred fees of $102,077 during the nine months ended September 30, 2003.


NOTE 5  -  NOTES PAYABLE- OFFICER

The notes from the officer of the Company are due September 30, 2003 and January 21, 2004. The notes are unsecured and bear the annual interest rates of 12% and 10% on the unpaid principal balance. Interest on these notes for the period ended September 30, 2003 was $14,445.


NOTE 6  -  NOTES PAYABLE & LINE OF CREDIT

The Company has an unsecured note for $50,000 due January 15, 2004 bearing interest rate of 10% per year and interest is due last day of each month, and unsecured note for $50,000 due February 4, 2004 bearing interest rate of 10% per year and interest is due at the end of the term or on demand and an unsecured note for $100,000 due October 8, 2003 bearing interest rate of 10% per year and interest is due last day of each month. The Company has unsecured notes totaling $58,200 due June 30, 2004 bearing interest rate of 12%. Interest on these notes for the period ended September 30, 2003 was $9,043.

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

The Company paid $0 for income tax during the nine-month periods ended September 30, 2003 and 2002. The Company paid $35,817 and $5,004 interest during the nine-month periods ended September 30, 2003 and 2002, respectively.

Cash flow statements for the nine-month period ended September 30, 2003 does not include the effects of issuance of 1,000,000 shares of common stock for consulting services amounting $66,000.

Cash flow statements for the nine-month period ended September 30, 2003 does not include the effects of issuance of 8,812,500 shares of common stock for consulting services amounting $1,001,001 and 1,050,403 shares of common stock for salaries amounting $190,731.


NOTE 8 - STOCKHOLDERS' EQUITY

Common stock

During the period ended September 30, 2003, the Company issued common stocks in exchange of various services to following parties:

The company issued 8,812,500 shares of common stock for consulting services amounting $756,090. The company issued 1,050,403 shares of common stock for salaries amounting $90,334.

Per purchase agreement IPN Communications, Inc. (formerly, i-PhoneHome, Inc.) dated on June 2, 2003, the Company has common stock to be issued for $57,000 (note 9).


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

The Company will purchase necessary equipment to operate IPN Communications, Inc. (formerly, i-PhoneHome, Inc.). The total amount purchase will not exceed $100,000. At the mutual consent of both parties, any unused capital may apply toward overhead expenses. The Company will pay for overhead expenses including but not limited to office rental, data center, inventory and miscellaneous office expenses. Such expenses will not exceed an average of ten thousand ($10,000) dollars per month.

The Company agrees to enter into management service contract with IPN Communications, Inc. (formerly, i-PhoneHome, Inc.) for the duration of the funding period. The term of the agreement shall commence on June 2, 2003 and shall remain in effect until June 2, 2004 unless: (a) immediately by the Company upon the receipt of notification from the Company that IPN Communications, Inc. is not performing satisfactorily; (b) by either party upon breach of the agreement by the other party; or (c) by either party at any time upon fourteen (14) days prior written notice to the other. IPN Communications, Inc. shall faithfully perform the normal duties of operation management which include but not limited to sales and marketing, technical and customer service support. In full consideration of IPN Communications, Inc. performance of the services, the Company shall pay i-PhoneHome, Inc. for work performed in an amount $15,000 per month. In addition, the Company shall pay IPN Communications, Inc. eleven (11%) percent of net profits and for a maximum of two hundred seventy thousand ($270,000) dollars in restricted common stock, the Company shall IPN Communications, Inc. ninety thousand ($90,000) dollars each time i-PhoneHome, Inc.net profit reached one hundred twenty-five thousand ($125,000) dollars increments. i-PhoneHome, Inc., which develops and markets voice over IP (VoIP) phone products, was incorporated on March 21, 2003. At the date of acquisition, IPN Communications, Inc. had insignificant operations and minimal of assets, therefore, no proforma information has been presented.

As a part of the acquisition, the Company also acquired intangible asset, comprised of client list of $38,109, at the date of acquisition. The Client list is being amortized over one year period. The company has an accumulated amortization of $12,703 for the intangible asset through September 30, 2003.


NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the nine-month period ended September 30, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.


NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $1,486,260 at September 30, 2003. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company recently undertook several actions to revise its operating and financial requirements to provide it with sufficient liquidity to continue to fund operations for the next twelve months that included arranging working capital financing. Further, during the period ended September 30, 2003, the Company was awarded an expansion of several multi-year contracts with several State Agencies. These awards can provide the Company with an increase level of revenues that should support the Company current overhead expenses and provide for increasing cashflows that can improve the current stockholders equity and allow the Company to continue its operations through the next twelve months.

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

Overview

Datalogic International, Inc. consists of two subsidiaries, DataLogic Consulting, Inc. and IPN Communications, Inc. DataLogic Consulting, a wholly-owned subsidiary, is a professional service company dedicated to solving its clients' business problems with technology-based solutions. The Company services include Information Technology consultancy, project management, software development, Internet solutions, telecommunications/wireless integration, value added reselling/training and IT outsourcing. The Company also provides short and long term staffing solutions to IT clients and healthcare/medical providers. The Company clients consist of commercial enterprises and local and state governments.

The Company performance in the first nine months of fiscal 2003 reflects the significant change in its strategic direction that was initiated in fiscal 2002. In early fiscal 2002, the Company began to place additional emphasis on acquiring governmental contracts as a mean to increase sales amid the weak commercial IT market. This strategic move had brought significant additional revenues to the Company. As a result, the Company fiscal 2003 net revenues as of the end of Q3 has increased 456% from the same period in fiscal 2002.

IPN Communications, Inc, a majority-owned subsidiary, is provider of voice over Internet protocol (VoIP) telephony product and services. The company target markets are consumers and business users worldwide who seek to reduce communication costs. IPN product suite includes USB and Ethernet based VoIP phones and turn key servers that support in-network VoIP calling and VoIP to public-switch telephone network (PSTN).

Results of Operations

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

Revenue. The Company net revenues for the three months ended September 30, 2003 increased $2,125,308 or 324% to $2,780,609 for the three months ended September 30, 2003 as compared to $655,301 for the three months ended September 30, 2002. The revenue growth was primarily due to the expansion of several multi-year state contract awards that commenced within the first quarter of 2003.

Gross Profit. The Company gross profit from operations for the three months ended September 30, 2003 increased $285,188 or 579% to $334,444 as compared to $49,256 for the same period in the prior year. The increase in income from operations was materially due to an increase in operating profits from more billable employees, sales of VoIP phones and airtime, and the Company ability to better manage its general and overhead expenses.

Other Expenses. Factoring expense for the three months ended September 30, 2003 was $72,095, an increase of $69,085, as compared to $3,010 for the same period in the prior year. The increase in factoring expense was mainly due to unusual fees incurred for several large late payments. Interest expense for the three month period ended September 30, 2003 was $20,116, an increase of $13,055, as compared to $7,061 for the three months ended September 30, 2002. The increase in interest expenses was attributable to the increase in the Company short-term debts to finance payroll.

Net Profit. As a result of the above, the net profit for the three month period ended September 30, 2003, was $100,160, an increase of 940%, as compared to the net loss of $11,921 for the three months ended September 30, 2002.


Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

Revenue. The Company net revenues for the nine months ended September 30, 2003 increased $6,368,123 or 456% to $7,763,639 for the nine months ended September 30, 2003 as compared to $1,395,516 for the nine months ended September 30, 2002. The revenue growth was primarily due to the expansion of several multi-year state contract awards that commenced within the first quarter of 2003.

Gross Profit. The Company gross profit from operations for the nine months ended September 30, 2003 increased $621,419 or 579% to $728,735 as compared to $107,316 for the same period in the prior year. The increase in income from operations was primarily due to an increase in operating profits from more billable employees as a result of the commencement of operations from the Company newly awarded contract expansions and the Company ability to manage it general and overhead expenses.

Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended September 30, 2003 were $27,535, an increase of $23,512, as compared to $4,023 of such expenses for the nine months ended September 30, 2002. The increase in depreciation and amortization expenses for the nine months ended September 30, 2003 was primarily due to the increased requirements in office and VoIP equipment.

Other Expenses. Factoring expense for the nine months ended September 30, 2003 was $102,077, an increase of $99,067, as compared to $3,010 for the same period in the prior year. The increase in factoring expense was mainly due to unusual fees incurred for several large late payments. Interest expense for the three months ended September 30, 2003 was $50,614, an increase of $35,870, as compared to $14,744 for the three months ended September 30, 2002. The increase in interest expenses was attributable to the increase in the Company short-term debts to finance payroll.

As a result of the above and last quarter merger and acquisition related expenses, the net loss for the nine months period ended September 30, 2003, was $472,334 as compared to the net loss of $197,836 for the nine months ended September 30, 2002.


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

The Company has two notes payable to the officers of the Company for an aggregate amount of $154,000. The notes from the officers of the Company are due September 30, 2003 and January 21, 2004, respectively. The notes are unsecured and bear the annual interest rates of 12% and 10% on the unpaid principal balance.

The Company also has an unsecured note for $50,000 due January 15, 2004 bearing interest rate of 10% per year and interest is due last day of each month, and unsecured note for $50,000 due February 4, 2004 bearing interest rate of 10% per year and interest is due at the end of the term or on demand and an unsecured note for $100,000 due October 8, 2003 bearing interest rate of 10% per year and interest is due last day of each month. The Company has unsecured notes totaling $58,200 due September 30, 2004 bearing interest rate of 12%.

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

The Company liquidity consists of cash and cash equivalent of $24,865 and $2,378,752 in accounts receivable. The Company current liabilities consists of $2,545,323 in accounts payable, accrued expenses and short-term debts.

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

The Company recognizes that it is not immune to some of the problems that are affecting many of its IT competitors. The Company still experience weakness in its commercial computer consulting businesses and its growth still limited by the effects of the weak computer industry and the U.S. economy in general.
The Company expects that these factors will continue to work against it in the fourth quarter but gradually becoming less critical in fiscal 2004.

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

Management believes that there will be high demands for VoIP products and services. The Company will place significant emphasis on selling its products and services globally. The Company expects the current level of interest on its products and services to dramatically increase as its marketing efforts further penetrate the market and new products and services are rolled out.

Management believes that it can further reduce operating expenses and improving the bottom line by improving its billing and collection efficiency and by reducing the cost of capital. The Company expects that this quarter unusual increase in factoring fees due to late payments will not recur.


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

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

On October 9, 2003, the Company mutually agreed with Kiboga Systems, Inc. to terminate its merger plans. Given the terms and conditions of the merger, management decided that it was not in the best interest of the shareholders to close the transaction at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Description
-------  -----------
31.1     Certification pursuant Section 302
31.2     Certification pursuant Section 302
32.1     Certification pursuant Section 906
32.2     Certification pursuant Section 906




                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date:  November 12, 2003            /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date:  November 12, 2003            /s/ Keith Nguyen
                                    -------------------------------
                                    Title: Chief Financial Officer