Form 10KSB
period 2003-12-31
DATALOGIC INTERNATIONAL INC
filed 2004-04-09
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the period ended December 31, 2003

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

                 18301 Von Karman Ave, Suite 250
                     Irvine, California 92612
----------------------------------------------------------------------------
   (Address of principal executive offices, including zip code)


 Registrant's Telephone No., including area code: (949) 260-0120

Securities registered pursuant to Section 12(b) of the Act:   None

   Securities registered pursuant to section 12(g) of the Act:

             Common Stock, par value $.001 per share
         -----------------------------------------------
                         (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2003, was approximately $5,601,728 based on a price on such date.

The number of shares issued and outstanding of the Common Stock as of March 30, 2004 was 36,830,366.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                        TABLE OF CONTENTS


PART I.......................................................................4
   ITEM 1. BUSINESS..........................................................5
      Overview...............................................................5
      Business of the Company................................................5
      Strategy...............................................................6
      Clients................................................................6
      Marketing Plan.........................................................6
      Personnel..............................................................6
      Intellectual Property..................................................6
   ITEM 2. PROPERTIES........................................................7
   ITEM 3. LEGAL PROCEEDINGS.................................................7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............7

PART II......................................................................7
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER ....7
           MATTERS...........................................................8
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................8
      General................................................................8
      Results of Operations.................................................10
      Liquidity and Capital Resources.......................................11
      Information Regarding Forward Looking Statements......................12
   ITEM 7. FINANCIAL STATEMENTS ............................................13
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................36
   ITEM 8A CONTROL AND PROCEDURES...........................................36

PART III....................................................................36
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................36
   ITEM 10. EXECUTIVE COMPENSATION..........................................37
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..37
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............38
   ITEM 13. EXHIBITS AND REPORTS ON 8K......................................39
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................39
SIGNATURES..................................................................39
CERTIFICATIONS..............................................................40

PART I.

ITEM 1. BUSINESS

Overview

DataLogic International, Inc. is a technology and professional services company dedicated to providing a wide range of Information Technologies and Communications related products and services.

The Company, originally named Galveston Oil & Gas, Inc., was incorporated in the State of Delaware on October 3, 1996. Its initial business was in the development of oil and gas properties. After the consummation of a series of corporate acquisitions, the nature of the Company's business changed from development of oil and gas properties to the business of facilitating the consumption of information, products and services via the Internet. The Company was later renamed to TopClick International, Inc.

On July 20, 2001, the Company undertook the acquisition of DataLogic Consulting, Inc., a Texas corporation incorporated on August 20, 1993, in a form of a reverse acquisition with DataLogic Consulting being the surviving entity. DataLogic Consulting Inc. is a professional service company dedicated to providing a wide range of Information Technology and staff augmentation related services. DataLogic Consulting, Inc. is now a wholly-owned subsidiary of the Company.

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

The Company changed its name from TopClick International to DataLogic International, Inc. on July 23, 2001. The Company stock is currently trading on the OTC Bulletin Board under the symbol "DLGI" and on the Berlin and Frankfurt exchanges under the trading symbol "TOP.FSE" and German securities code (WKN) of 779612.

On June 2, 2003, the Company closed a transaction, whereby it acquired 51% of the issued and outstanding shares of capital stock of i-PhoneHome, Inc., a privately held California corporation. IPN Communications, Inc. is a provider of voice over Internet protocol (VoIP) telephony product and services. IPN targets consumers and business users on a worldwide basis who seek to reduce communication costs. IPN's product suite includes USB and Ethernet based VoIP phones, videophones, and turnkey servers that support in-network VoIP calling and VoIP to public-switch telephone networks (PSTN).

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

Following the acquisition of DataLogic Consulting, Inc., the Company is an Information Technology (IT) consulting business. During 2002, the Company re-assessed its business in relation to the on-going weakness in the IT industry and as a result decided to expand its services to other sectors. About the middle of 2002, the Company evolved to become a professional service company dedicated to providing a wide range of information technology and healthcare related services. The Company now provides full life-cycle IT consulting services that include but not limited to project management, system analysis, design, implementation, testing and maintenance. The services can be provided at the clients' locations or off-site at the Company's US or affiliated offshore facilities. The Company also provides short and long term staff augmentation solutions to IT clients, healthcare providers and to a smaller scale, miscellaneous businesses.

Following the acquisition of IPN Communications, Inc., the Company began to offer VoIP telephony products and services worldwide. The Company derives its VoIP income from the selling of phone sets, communication servers, software and hardware licenses, and residual global long distance airtime.

At the end of fiscal 2003, the Company initiated talks to acquire some machine-to-machine (M2M) technologies to enter the general M2M market. The transaction was consummated in early Q1 of 2004. Additional details of this new venture will be disclosed in the upcoming 10-QSB. The Company expects to derive its M2M income from the selling of the mobile tracking units, software and hardware licenses, and residual income from monthly user subscription fees.

Strategy

The Company strategy for expanding its market share involves strong focus on quality customer service and competitive rates. The Company achieves this by leveraging its efficient operation and utilizes the economy of scale to provide quality and economic solutions to its clients.

In addition to the general market, the Company also focuses on servicing niche and underserved markets. The Company actively seeks to enlist distributors to market its VoIP products and services throughout the world where high-quality communications can be deployed at a very low cost.

The Company's primary focus is on long-term growth. It seeks to strengthen its fundamentals with a combination of solid organic growth and external growth via strategic mergers and acquisitions.

The Company business plans for fiscal 2004 include being qualified for a larger exchange where its stock can be held by larger institutions thus making it easier to obtain funding to support its growth.

Clients

The Company's client base for its consulting services is predominantly located in North America. It includes small to large size commercial businesses as well as all levels of governmental agencies. Among the industries that the Company serves includes Communications, Energy, Financial, Government, Healthcare, Manufacturing, Retail and Transportation.

The Company's current client base for its VoIP products and services is predominantly located in Asia. The Company also has clients in the North America, South America and Europe. The majority of VoIP clients are distributors, resellers, system integrators, telecommunication companies, ISP's, call center operators, and long distance wholesalers. The Company does not actively sell its VoIP equipment directly to the general consumers.


Marketing Plan

The Company uses a direct sales force, online marketing, strategic partnership and distributor programs to market its services. The direct sales force consists of in-house business development personnel and account managers who market its services to senior business executives, information officers, information systems managers and others who make purchasing decisions. The Company's strategic partnerships provide the Company with additional potential businesses via a split-fee or commission based arrangement.

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

The Company does not hold or have applied for any patents. The Company has registered its key Internet URLs, www.dlgi.com, www.datalogicconsulting.com, www.ipncom.com, and www.iphonecenter.net, and reviews these registrations on a regular basis to ensure that they remain current and in good standing.

While the Company has applied for registration of trademarks, servicemarks and registered domain names in an effort to protect them, it cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.


Costs and Effects of Compliance with Environmental Laws

The Company has not incurred any separately identifiable costs to comply with environmental laws.


Personnel

As of December 31, 2003, the Company had 370 employees. There were 265 part-time and 105 full-time employees including 12 employees consisting of executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees. The Company has employment agreement with each of its billable employee.

ITEM 2. PROPERTY

DataLogic's corporate offices are located at 18301 Von Karman Ave, Suite 250, Irvine, California 92612. The space consists of approximately 2,900 square feet of office space and is leased by the Company until August 31, 2006. The Company also leases sales office spaces in Los Angeles, California, Houston, Texas, New York, New York, Providence, Rhode Island, Herndon, Virginia and Miami, Florida.

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


ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders for the year.


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock currently trades on the OTC Bulletin Board under the trading symbol "DGLI". The Company stock is also trading on the Berlin and Frankfurt exchanges under the trading symbol "TOP.FSE" and German securities code (WKN) of 779612.

The high and low trading prices, on the OTC Bulletin Board, recorded for the Company's stock, after adjusting for the subsequent four for one rollback, are:

                                        Fiscal Year Ended
                              December 31, 2003  December 31, 2002
                              -----------------  -----------------
                                High      Low      High      Low
          Quarter 1             0.11      0.03     0.26      0.05
          Quarter 2             0.30      0.04     0.18      0.02
          Quarter 3             0.25      0.12     0.13      0.03
          Quarter 4             0.33      0.12     0.07      0.02


This market for the Company's Common Stock has been limited and the prices for the Company's Common Stock quoted by brokers are not necessarily a reliable indication of the value of the Company's Common Stock.

There are 180 holders of the Company's Common Stock in certificate form according to the Company's shareholder list and over 2,500 holders in street name.

There have been no cash dividends declared on the Company's Common Stock since the Company's inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Datalogic International, Inc. consists of two subsidiaries, DataLogic Consulting, Inc. and IPN Communications, Inc. DataLogic Consulting, a wholly-owned subsidiary, is a professional service company dedicated to solving its clients' business problems with technology-based solutions. The Company's services include Information Technology consultancy, project management, software development, Internet solutions, telecommunications/ wireless integration, value added reselling/training and IT outsourcing. The Company also provides short and long term staffing solutions to IT clients and healthcare/medical providers. The Company's clients consist of commercial enterprises and local and state governments.

IPN Communications, Inc, a majority-owned subsidiary, is provider of voice over Internet protocol (VoIP) telephony products and services. The company target markets are consumers and business users worldwide who seek to reduce communication costs. IPN's product suite includes USB and Ethernet based VoIP phones, videophones, and turnkey servers that support in-network VoIP calling and VoIP to public-switch telephone networks (PSTN).

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

Outsourcing Services. The Company anticipates that it will continue to market its outsourcing services. The Company believes its competitive edge is its access to a vast pool of talented and inexpensive IT resources. The Company expects to effectively compete in this highly competitive industry by utilizing its joint ventured offshore development facility located in China, Vietnam and India. The Company offers turn key software development and testing to its clients at rates which are substantially lower than most of its competitors. To ensure the quality of services provided, the Company conducts extensive in-house training and utilizes industry standard methodology and development procedures.

Software Development. The Company anticipates that it will place heavier emphasis on intellectual property development. The Company plans to achieve this via patenting products, design, and business processes as well as software product development.

The Company expects that most of the software development will be in the VoIP and Machine-to-Machine market segments.

Business Combinations. The Company had attempted to expand via merger and acquisition but was not able to achieve the desired results. The Company had incurred sizable expenses, as paid in capital, for the M&A effort without adding any significant net gain to the bottom line in fiscal 2003. The majority of the expenses were in consulting and legal fees for market research, due diligence and legal representation.

The Company had initially entered into and later terminated an agreement to merge with Kiboga Systems, a solution provider for the public safety market. Following the mutually agreed merger termination, the Company had incurred further losses due to the inability to collect on the accounts receivables owed by Kiboga Systems.

The Company had successful acquired and assimilated IPN Communications to offer worldwide VoIP calling solutions. Since its acquisition, IPN has made good progress in gaining market shares. The Company intends to make similar business combinations in the future; however, there can be no assurance that it can perform such acquisition in a timely maner.

The Company plans to initiate a more aggressive growth strategy in fiscal 2004 to expand its consulting services, VoIP and M2M market shares by way of selectively acquiring established, profitable and complimentary companies.
The Company plans to retain experienced business brokers and/or merger/acquisition specialists to help accomplish its goals.

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

VoIP Products. The Company product suite includes USB and Ethernet based VoIP phones, videophones, and communication servers. Its IP-Phones can make and receive calls from other IP-Phones as well as conventional phones. The IP-Phones can be used to make calls to other IP-Phones anywhere in the world free of charge. Calls to other conventional phones are charged at a discounted rate.

The Company also offers server solutions to support in-network calling as well as integrated IP-Phone/public-switch telephone network (PSTN). The Company has an entry level server solution suitable for organizations who wish to deploy low cost VoIP calling to support inter-office communication. It also have a server solution for businesses who wish to offer low cost VoIP and traditional long distance calling services without incurring the overhead to operate a PSTN system. Additionally, it also has a server solution for existing telecom companies who wish to offer VoIP calling services.

The Company expects to add to its product suite new and innovative products on a regular basis to increase the value proposition of VoIP technology.


Results of Operations

Revenues. The net revenues for the year ended December 31, 2003 were $10,702,715 as compared to net revenues of $2,091,439 for the prior year. The 412% increase in revenues was primarily due to the expansion of a multi-year state contracts award that commenced within the first quarter of 2003.

The net revenues excluded an income of $125,000 that was deferred for realization in fiscal 2004 due to a delay in delivery date and an income of $113,000 from Kiboga Systems that was reclassified as doubtful debt. The Company intends to take legal action to claim the amount owed.

Gross Profit. The gross profit for the year ended December 31, 2003 were $649,572, or 6% of revenues, as compared to the gross profit of $498,936, or 24% of revenues, from the prior year. The decrease in profit to revenues ratio was primarily due to the lower margins on the state contracts.

The gross profit was decreased by $210,758 due to an adjustment in cost of revenue from one of the prior quarters.

Operating Expenses. The consulting expense for the year ended December 31, 2003 were $756,090 as compared to $66,000 for the prior year. The $690,090 increase in consulting expense was attributed to the merger and acquisition related consulting and legal fees. General and administrative expense for the year ended December 31, 2003 were $493,322 as compared to the general and administrative expense of $670,050 for the prior year.

Non-Operating Expenses. Factoring expense for the year ended December 31, 2003 was $170,674 as compared to $0 for the prior year. The increase in factoring expense was mainly due to unusual fees incurred for late payments. Interest expense for the year ended December 31, 2003 was $73,896, an increase of $51,399, as compared to $22,497 for the prior year. The increase in interest expenses was attributable to the increase in the Company short-term debts to finance payroll.

Net Loss. As a result of the above, the net loss for the year ended December 31, 2003 was $911,582 as compared to the net loss of $261,211 for the prior year.

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

After the reverse merger, the Company's primary source of cash has been from fees and sales revenues realized from its IT consulting and professional staffing operations. The Company currently maintains a $450,000 line of credit with a domestic bank under a revolving credit agreement which expires on May 31, 2004, unless renewed. The line is secured and is personally guaranteed by the CEO of the Company and bears an interest rate of 4.38%.

The Company also has two notes payable to the officers that are due September 30, 2003 and January 21, 2004 for an aggregate amount of $130,000. The notes are unsecured and bear the annual interest rate of 12% and 10% on the unpaid principal balance.

In addition, the Company also has the following notes payable:

Unsecured note, interest rate 10%, interest payable on last day of
  each month, due January 15, 2004                                   $  50,000
Unsecured note, interest rate 10%, interest payable at the
  end of the term or on demand, due February 4, 2004                    50,000
Unsecured note, interest rate 10%, interest payable on last day of
  each month, due October 8, 2003                                      100,000
Unsecured note, Interest rate 12%, interest payable at the
  end of the term, due June 30, 2004                                    33,200
Unsecured note, Interest rate 12%, interest payable at the
  end of the term, due June 30, 2004                                    25,000
                                                                     ---------
                                                                     $ 258,200
                                                                     =========

In addition to the above sources of capital, the Company also has a factoring agreement with Allied Capital Partners, L.P. for approximately $854,301.
Under this agreement, the Company may sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on the Company. All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three months at the end of the term. The Company considers its relations with Allied Capital to be good and that additional credit can be obtained without difficulty.

The Company assets consist of cash and cash equivalent of $253,517, $1,533,544 in accounts receivable, $61,000 in marketable securities and $66,225 in inventory. The Company current liabilities consist of $815,000 in accounts payable and accrued expenses, $125,000 in deferred income, $854,301 due to factor, and $653,975 short-term debts as outlined above.

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

The Company attempted to secure additional financing at commercially reasonable rates but has yet obtained any better term without major dilution. Until the Company meets certain criteria to qualify for better terms, it plans to utilize its existing facilities as well as issuing additional debt instruments similar to the existing note. The Company has reasons to believe that it can obtain better financing term in 2004 when it expects its business to improve.

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

The Company service of the Rhode Island contract is going well. The contract is for five years with four years remaining. The Company has good reasons to believe that it will maintain this current level of business with the state of Rhode Island with no major changes in the near future.

The Company's VoIP business is progressing well since its acquisition in Q2. It is currently working with over ten major companies in Asia, Middle East, North America, South America and Europe to either test or deploy its VoIP solutions. The majority of the Company's current business is deriving from Asia such as China, Vietnam and the Philippines. The Company expects the market in Asia to remain strong. The Company plans to expand into the retail channels in North America in fiscal 2004 as well as stronger penetration into Europe, Middle East and South America.

The Company's M2M business is progressing as planned. The Company is currently marketing its GSM and CDMA vehicle tracking devices in North America, South America and Europe. The Company is testing its products in China and intends to increase its marketing effort in Asia in fiscal 2004.

The Company is actively working to increase its valuation and asset to qualify for a larger exchange. It intends to achieve this via a combination of organic and external growth through mergers and acquisitions. The Company strives to be admitted to a larger exchange or submit its application by the end of fiscal 2004. However, there is no assurance that the Company can achieve its goal in a timely manner.


ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Auditors and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

                   INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Datalogic International, Inc.

We have audited the accompanying consolidated balance sheet of Datalogic International, Inc., a Delaware Corporation and the subsidiary (collectively, "the Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalogic International, Inc. as of December 31, 2003 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,925,141. The Company incurred net losses of $911,582 and $261,211 in the year ended December 31, 2003 and 2002, respectively. These factors as discussed in Note 17 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company Inc

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Fountain Valley, California
March 8, 2004

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2003


                              ASSETS

CURRENT ASSETS:
   Cash                                                    $      253,517
   Accounts receivable                                          1,533,544
   Marketable securities                                           61,000
   Inventory                                                       66,225
   Prepaid expenses                                                   974
                                                           ---------------
      Total current assets                                      1,915,260

PROPERTY AND EQUIPMENT, net                                        67,648

INTANGIBLE ASSETS
   Licenses, net                                                   32,875
   Client lists, net                                               13,786

DEPOSITS                                                            6,612
                                                           ---------------
                                                           $    2,036,181
                                                           ===============


              LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
   Accounts payable & accrued expenses                     $      815,000
   Deferred income                                                125,000
   Line of credit                                                 246,775
   Note payable - officer                                         149,000
   Due to factor                                                  854,301
   Loan payable - others                                          258,200
                                                           ---------------
     Total current liabilities                                  2,448,276

MINORITY INTEREST                                                  38,700

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value;
     Authorized shares 100,000,000
     Issued and outstanding shares 36,459,996                      36,460
   Additional paid in capital                                   1,590,386
   Treasury stock                                                 (10,000)
   Accumulated other comprehensive loss                          (142,500)
   Accumulated deficit                                         (1,925,141)
                                                           ---------------
     Total stockholders' deficit                                 (450,796)
                                                           ---------------
                                                           $    2,036,181
                                                           ===============

      The accompanying notes are an integral part of these consolidated financial statements.

            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       2003          2002
                                                  ------------- -------------

Net revenue                                       $ 10,702,715  $  2,091,439

Cost of revenue                                     10,053,143     1,592,503
                                                  ------------- -------------

Gross profit                                           649,572       498,936

Operating expenses:
  Consulting expense                                   756,090        66,000
  Impairment of intangible asset                        45,023             -
  General and administrative                           493,322       670,050
                                                  ------------- -------------
     Total operating expenses                        1,294,434       736,050
                                                  ------------- -------------

Loss from Operations                                  (644,862)     (237,114)

Non-Operating Income (expense):
  Factoring expenses                                  (170,674)            -
  Interest expense                                     (73,896)      (22,497)
                                                  ------------- -------------
     Total non-Operating Income (expense)             (244,570)      (22,497)
                                                  ------------- -------------

Loss before income tax                                (889,432)     (259,611)

Provision for income tax                                 1,600         1,600

Minority interest allocation                           (20,550)            -
                                                  ------------- -------------

Net Loss                                              (911,582)     (261,211)

Other comprehensive (loss)/gain:
  Unrealized loss on marketable securities            (142,500)            -
                                                  ------------- -------------

Comprehensive Loss                                $ (1,054,082) $   (261,211)
                                                  ============= =============

Basic and diluted net loss per share*             $      (0.03) $      (0.01)
                                                  ============= =============
Basic and diluted weighted
  average shares outstanding                        33,312,903    25,781,271
                                                  ============= =============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

      The accompanying notes are an integral part of these consolidated financial statements

                   DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                        Common Stock
                  --------------------------  Additional              Other                       Total
                    Number of                 Paid-in    Treasury  Comprehensive  Accumulated Stockholders'
                     Shares       Amount      Capital     Stock        Loss         Deficit      Deficit
                  ------------- ---------- ------------ ---------- ------------- ------------ -------------
Balance at
January 1, 2002     24,962,093  $  24,962  $   592,460  $       -  $          -  $  (752,348) $   (134,926)

Issuance of shares
for consulting
services             1,000,000      1,000       65,000          -             -            -        66,000

Loss for the year            -          -            -          -             -     (261,211)     (261,211)
                  ------------- ---------- ------------ ---------- ------------- ------------ -------------
Balance at
December 31, 2002   25,962,093     25,962      657,460          -             -   (1,013,559)     (330,137)

Issuance of shares
for consulting
services             8,812,500      8,812      747,277          -             -            -       756,090

Issuance of shares
to salaried
employees            1,050,403      1,050       89,284          -             -            -        90,334

Issuance of shares
for acquisition of
subsidiary             635,000        635       96,365          -             -            -        97,000

Unrealized loss
on marketable
securities                   -          -            -          -      (142,500)           -      (142,500)

Purchase of
treasury stock               -          -            -    (10,000)            -            -       (10,000)

Loss for the year            -          -            -          -             -     (911,582)     (911,582)
                  ------------- ---------- ------------ ---------- ------------- ------------ -------------
Balance at
December 31, 2003   36,459,996  $  36,460  $ 1,590,386  $ (10,000) $   (142,500) $(1,925,141) $   (450,796)
                  ============= ========== ============ ========== ============= ============ =============













The accompanying notes are an integral part of these consolidated financial statements

                                        4







            DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      2003          2002
                                                 ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (911,582) $    (261,211)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                     44,054          4,804
     Impairment of intangible asset                    45,023              -
     Receipt of marketable security for service       (61,000)             -
     Issuance of shares for consulting services       756,090         66,000
     Issuance of shares for compensation               90,334              -
     (Increase) decrease in current assets:
        Receivables                                (1,164,007)      (124,024)
        Inventory                                     (44,797)             -
        Prepaid expenses                                5,061          2,347
        Deposits                                       (4,338)           385
     Increase (decrease) in current liabilities:
        Minority Interest                              38,700              -
        Deferred income                               125,000              -
        Accounts payable and accrued expense          477,352        195,069
                                                 ------------- --------------
           Total Adjustments                          307,472        144,581
                                                 ------------- --------------
     Net cash used in operating activities           (604,110)      (116,630)
                                                 ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of treasury stock                       (10,000)             -
  Acquisition of property & equipment
    & intangible assets                              (135,978)       (14,582)
                                                 ------------- --------------
     Net cash used in investing activities           (145,978)       (14,582)
                                                 ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from factor                                842,849         11,452
  Proceeds from (payment of) shareholders' loan             -        (55,000)
  Proceeds from note payable - officer                 43,600         86,400
  Proceeds from loan payable - others                 198,203              -
  Proceed (payment) on line of credit                 (81,047)        88,360
                                                 ------------- --------------
     Net cash provided by financing activities      1,003,605        131,212
                                                 ------------- --------------
NET DECREASE IN CASH & CASH EQUIVALENTS               253,516              -

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                  -              -
                                                 ------------- --------------

CASH & CASH EQUIVALENTS, ENDING BALANCE          $    253,516  $           -
                                                 ============= ==============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                   $     42,810  $      17,869
      Taxes                                      $        800  $       1,600

       The accompanying notes are an integral part of these consolidated financial statements.

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASETS

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, its 100% wholly owned subsidiary, and DataLogic Consulting, Inc. (DCI) and 51% owned subsidiary, IPN Communications, Inc. (formerly, i-PhoneHome, Inc.) from the acquisition date. All significant inter-company accounts and transactions have been eliminated in consolidation. Minority interest represents 49% interest in IPN Communications.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $113,000 as at December 31, 2003.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to there market value, if lower. Inventories at December 31, 2003 were comprised of finished phone products amounting $66,225.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3-5 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Intangible Assets

Intangible assets consist of Website Development and Licensing Rights to use phones and client lists. The Company recorded $45,023 as impairment of intangible assets as of December 31, 2003 due to loss on projected cash flows from the client lists.


Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

     Accounts payable                 $    75,819
     Accrued wages                        488,045
     Accrued contract labor               146,482
     Accrued expenses- other              105,022
                                      -----------
                                      $   815,368

Accounts payable amount includes the payable amount of $57,792 assumed by the Company on reverse acquisition on July 20, 2001.

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

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended December 31, 2003, such differences were insignificant.

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

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the year ended December 31, 2003 and 2002 were $21,898 and $1,522, respectively.

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

Marketable Securities

The Company's investment in securities is classified as available-for-sale and is carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder's equity.

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

For sales of phone products, the Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Deferred revenue

Deferred revenue represents amounts received from the customers against future sales of goods or services since the Company recognizes revenue on the shipment of goods or performance of services (see revenue recognition policy). Deferred revenue amounted to $125,000 as of December 31, 2003.

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2003 as follows ($ in thousands, except per share amounts) :


            Net loss - as reported                    $       (912)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                                 -

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                              (11)
                                                      -------------
            Pro forma net loss                        $       (923)
                                                      =============

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Earnings per share:
            Basic, as reported                               (0.03)
            Diluted, as reported                             (0.03)
            Basic, pro forma                                 (0.03)
            Diluted, pro forma                               (0.03)

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments:
a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Property and equipment at December 31, 2003, consists of the following:


             Computer equipment and software         $      89,741
             Furniture and office equipment                  5,841
                                                     --------------
                                                            95,582
             Accumulated depreciation                      (27,934)
                                                     --------------
                                                     $      67,648
                                                     ==============


4.     INTANGIBLE ASSETS

Net intangible assets at December 31, 2003 were as follows:


            Website Development               $      4,900
            Licensing Rights                        39,000
                                              -------------
                                                    43,900
            Less Accumulated amortization          (11,025)
                                              -------------
                                              $     32,875
                                              =============


            Client lists                      $     33,086
            Less Accumulated amortization          (19,300)
                                              -------------
                                              $     13,786
                                              =============


            Amortization for years 2004 through 2006 will be as follows:

            2004                              $     28,419
            2005                                    14,633
            2006                                     3,609
                                              -------------
            Total                             $     46,661
                                              =============

5.   INVESTMENTS IN STOCK AVAILABLE FOR SALE

Following is a summary of investment securities classified as available for sale as on December 31, 2003:

                                     Cost Basis   Fair Value  Unrealized loss
                                     ----------   ----------  ---------------
Marketable securities-Common stock   $  203,500   $  61,000   $  142,500

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has recorded the decline in market value as other than temporary. Accordingly, a loss of $142,500 has been recognized as the unrealized loss in the Statements of Operations for the year ended December 31, 2003. In deciding the whether the loss was other than temporary, the Company considered the length of time and the extent to whether the market value has been less than cost, the financial condition of the issuer, change in market value of the security subsequent to the year end but prior to issuance of the financial statements.

6.   DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. As of December 31, 2003, the amount advanced by the factor amounted to $854,301 from the factored receivable of $1,005,060. In connection with the factoring agreement, the Company incurred fees and related expenses amounting $170,674 during the year ended December 31, 2003. Receivables are inclusive of the Factored Receivables on the Balance Sheet.

7.   NOTES PAYABLE- OFFICER

The notes from the officer of the Company are due September 30, 2003 and January 21, 2004. The notes are unsecured and bear the annual interest rates of 12% and 10% on the unpaid principal balance. Interest on these notes for the years ended December 31, 2003 and 2002 amounted to $19,000 and $10,000.

8.   NOTES PAYABLE & LINE OF CREDIT

Notes payable comprised of the following:

Unsecured note, interest rate 10%, interest payable on
  last day of each month, due January 15, 2004                    $  50,000
Unsecured note, interest rate 10%, interest payable at the
  end of the term or on demand, due February 4, 2004                 50,000
Unsecured note, interest rate 10%, interest payable on
  last day of each month, due October 8, 2003                       100,000
Unsecured note, Interest rate 12%, interest payable at the
  end of the term, due June 30, 2004                                 33,200
Unsecured note, Interest rate 12%, interest payable at the
  end of the term, due June 30, 2004                                 25,000
                                                                  ----------
                                                                  $ 258,200
                                                                  ==========

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Interest on these notes for the year ended December 31, 2003 was $ 16,628.

The Company has a line of credit of $450,000 from a financial institution with outstanding balance of $246,775. The line expires on May 31, 2004. The line is secured by the Company's assets, is personally guaranteed by CEO of the Company and bears an interest rate of 4.38%.

9.   STOCKHOLDERS' EQUITY

Common stock

During the year ended December 31, 2003, the Company issued common stocks for various services to following parties:

The Company issued 8,812,500 shares of common stock for consulting services amounting $756,090.

The Company issued 1,050,403 shares of common stock for salaries amounting $90,334.

Per purchase agreement IPN Communications, Inc. (formerly, i-PhoneHome, Inc.) dated on June 2, 2003, the Company issued 635,000 shares of common stock amounting $97,000.

The issuance of shares was recorded at the market value of the stock at the transaction date.


Treasury stock

The Company acquired 170,000 of its own shares during the year. The shares have been shown at their cost of $ 10,000 on the financials.


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

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pursuant to the Corporate Stock Option Plan, the Company granted 1,150,000 options to two key employees during the year ended December 31, 2003. 440,000 options vested immediately and remaining options will vest quarterly, over 3 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.

Following is a summary of the stock option activity:

            Outstanding at December 31, 2001                   428,688
                Granted                                        600,000
                Forfeited                                     (428,688)
                Exercised                                            -
                                                              ---------
            Outstanding at December 31, 2002                   600,000

                Granted                                      1,150,000
                Forfeited                                            -
                Exercised                                            -
                                                             ---------
            Outstanding at December 31, 2003                 1,750,000
                                                             =========


Following is a summary of the status of options outstanding at December 31, 2003:

                         Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                            Weighted
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
                           Contractual   Exercise                  Exercise
Exercise Price    Number      Life       Price       Number        Price
--------------   --------- -----------  ----------- ------------  -----------
$ 0.03-$0.04       600,000     4.91       $  0.03      300,000     $  0.03
$ 0.06-$0.24     1,150,000     5.00       $  0.13    1,150,000     $  0.13

Stock-based compensations recognized during the year 2003 and 2002 were $0 and $6,300, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   2003          2002
                                                   ----          -----
  Risk-free interest rate                          5.0%          5.0%
  Expected life of the options                     5.00 years    4.9 years
  Expected volatility                              100%          86%
  Expected dividend yield                          0             0

10.    INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided (other than minimum franchise taxes paid to the States).

Through December 31, 2003, the Company incurred net operating losses for federal tax purposes of $5,553,000. The net operating loss carryforward may be used to reduce taxable income through the year 2018. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:

                                                      December 31,
                                                         2003
                                                      ------------
                 Tax benefit of net operating
                   loss carryforward                  $ 1,880,000
                 Valuation allowance                   (1,880,000)
                                                      ------------
                                                      $         -
                                                      ============


The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                                    December 31,  December 31,
                                                       2002          2001
                                                    -----------   -----------
Tax expense (credit) at statutory rate-federal         (34)%         (34)%
State tax expense net of federal tax                    (6)           (6)
Changes in valuation allowance                          40            40
                                                    -----------   -----------
 Tax expense at actual rate                              -             -
                                                    ===========   ===========


The valuation allowance increased to $1,880,000 in the year ended December 31, 2003, since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company paid $800 and $1,600 for income tax during the year ended December 30, 2003 and 2002. The Company paid $42,810 and $17,869 interest during the year ended December 30, 2003 and 2002, respectively.

Cash flow statements for the year ended December 31, 2003 does not include the effects of issuance of 8,812,500 shares of common stock for consulting services amounting $756,090 and issuance of 1,050,403 shares of common stock for salaries amounting $90,334.

12.  MAJOR CUSTOMERS

One major customer provided 85% of the net revenue for the year ended December 31, 2003. The receivable balance due from this customer was $1,064,278 at December 31, 2003. Three major customers provided 64% of the net revenue for the year ended December 31, 2002. The receivable balance due from these customers was $226,385 at December 31, 2002.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

13.  COMMITMENTS

The company headquarter consists of approximately 2,900 square feet of office space and is leased by the company until August 31, 2006. The company also leases six office facilities under month-to-month basis. Total rental under these leases were $52,362 and $32,880 for the year 2003 and 2002, respectively.

14.  ACQUISITION

The Company entered into a stock purchase agreement (the "Purchase Agreement") with i-PhoneHome, Inc., a California corporation, ("i-PhoneHome") engaged in the business of providing VoIP products and services. Pursuant to the purchase agreement closed on June 2, 2003, the Company purchased 51% of i-PhoneHome's outstanding common stock in exchange for newly issued shares of the Company's common stock. Upon the closing, the Company issued i-PhoneHome, Inc. fifty-seven thousand ($57,000) dollars in restricted common stock. On December 2, 2003, the Company issued i-PhoneHome, Inc. an additional forty thousand ($40,000) dollars in restricted common stock pursuant to the purchase agreement On March 2, 2004, the Company will issue i-PhoneHome, Inc. and additional forty thousand ($40,000) dollars in restricted common stock provided that this agreement remained valid and that i-PhoneHome, Inc. is profitable on or about this date.

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

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company agreed to enter into management service contract with IPN Communications, Inc. (formerly, i-PhoneHome, Inc.) for the duration of the funding period. The term of the agreement shall commence on June 2, 2003 and shall remain in effect until June 2, 2004 unless: (a) immediately by the Company upon the receipt of notification from the Company that IPN Communications, Inc. is not performing satisfactorily; (b) by either party upon breach of the agreement by the other party; or (c) by either party at any time upon fourteen (14) days prior written notice to the other. IPN Communications, Inc. shall faithfully perform the normal duties of operation management which include but not limited to sales and marketing, technical and customer service support. In full consideration of IPN Communications, Inc.'s performance of the services, the Company shall pay i-PhoneHome, Inc. for work performed in an amount $15,000 per month. In addition, the Company shall pay IPN Communications, Inc. eleven (11%) percent of net profits and for a maximum of two hundred seventy thousand ($270,000) dollars in restricted common stock, the Company shall IPN Communications, Inc. ninety thousand ($90,000) dollars each time i-PhoneHome, Inc.net profit reached one hundred twenty-five thousand ($125,000) dollars increments. i-PhoneHome, Inc., which develops and markets voice over IP (VoIP) phone products, was incorporated on March 21, 2003. At the date of acquisition, IPN Communications, Inc. had insignificant operations and minimal of assets, therefore, no proforma information has been presented.

On January 5, 2004, the management agreement with IPN Communications, Inc. was amended. The term of the Agreement shall remain in effect until December 31, 2004 unless terminated prior to that time in accordance with the terms in the Agreement. The amendment provided for DataLogic to pay IPN in the amount of $ 100,000 payable in DataLogic restricted common stock in full consideration of IPN's performance of services. In addition, DataLogic shall pay IPN eleven percent of net profits. DataLogic shall no longer be obligated to pay IPN monthly service fees or any other payout based on the net profit milestones as outlined in the original Management Agreement.

The acquisition price of $97,000 has been allocated to intangible asset-Client list. As a part of the acquisition, the Company acquired intangible asset, comprised of client list of $33,086, The Client list is being amortized over one year period. The company has an accumulated amortization of $19,300 for the intangible asset through December 31, 2003.

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the i-PhoneHome Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                                Allocated
                                                 Amount
                                                ---------
     Current assets                             $  40,580
     Non-current assets                            20,569
     Current liabilities                          (42,258)
     Client lists and intangible assets            78,109
                                                ---------
                                                $  97,000
                                                =========

     Consideration paid                           Amount
     -------------------                        ---------

     Common stock - restricted                     97,000
                                                ---------
                                                $  97,000
                                                =========

Unaudited Pro-forma revenue, net income and income per share have not been presented since there was insignificant activity in iPhoneHome before the acquisition.

Through December 31, 2003, the Company recorded an impairment of $45,023 towards intangibles assets acquired in the acquisition.

The amortization expense of the intangibles amounted to $19,300 for 2003.

15.   BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the twelve-month period ended December 31, 2003 and 2002 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

16.    SEGMENTS

The Company has two reportable segments consisting of   the consulting
services and the sale of phones. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company's reportable segments for the year ended December 31, 2003 (in thousands):

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                             Consulting     Phone
                               Segment     Segment    Unallocated     Total
                           ------------- ------------ ------------ -----------
Revenue                    $     10,504  $       198  $         -  $   10,702

Gross margin                        573           77            -         650

Depreciation and
  amortization                      (14)         (11)         (19)        (44)

Interest expense                    (69)          (5)           -         (74)

Loss from continuing
  operations before
  income taxes                     (868)          21          (64)       (900)

Identifiable assets               1,784          252            -       2,036

Capital expenditures                  -            -            -           -


The Company operated in one segment in the year 2002.

17.   GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $1,925,141 at December 31, 2003. The Company incurred net losses of $911,582 and $261,211 in the year ended December 31, 2003 and 2002, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company recently undertook several actions to revise its operating and financial requirements to provide it with sufficient liquidity to continue to fund operations for the next twelve months that included arranging working capital financing. Further, during the year ended December 31, 2003, the Company was awarded an expansion of several multi-year contracts with several State Agencies. These awards can provide the Company with an increase level of revenues that should support the Company's current overhead expenses and provide for increasing cash-flows that can improve the current stockholders' equity and allow the Company to continue its operations through the next twelve months.

            DATALOGIC INTERNATIONAL INC. & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. SUBSEQUENT EVENTS

On January 5, 2004, the Management agreement with IPN Communications, Inc. was amended. The term of the Agreement shall remain in effect until December 31, 2004 unless terminated prior to that time in accordance with the terms in the Agreement. The amendment provided for DataLogic to pay IPN in the amount of $ 100,000 payable in DataLogic restricted common stock in full consideration of IPN's performance of services. In addition, DataLogic shall pay IPN eleven percent of net profits. DataLogic shall no longer be obligated to pay IPN monthly service fees or any other payout based on the net profit milestones as outlined in the original Management Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

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



PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and principal executive officers of the Company are as specified on the following table:

NAME                   AGE    POSITION
-----------------------------------------------------------------------
Derek K. Nguyen         40    Chief Executive Officer and Chairman of
                              the Board of Directors

Khanh D. Nguyen         39    President, Chief Operating Officer,
                              Chief Financial Officer and Director

Ray Mueller             44    Chief Information Officer and Director


Derek K. Nguyen has served as the Company's Chief Executive Officer and Chairman of the Board of Directors since September 1993. Under Mr. Nguyen's leadership, DataLogic Consulting, Inc. received several awards, including Houston's 100 Fastest Growing Companies during 1997-1998; Inc. Magazine's Fastest Growing 500 Winners in 1999; 50 Largest Minority Owned Firms in Houston in 1999-2000; and Top 100 Diversity Owned Businesses in Texas in 2000. Mr. Nguyen has over 15 years of industry experience and has served as a technical consultant for AT&T, FedEx, International Paper, Exxon, Mobil, and Prudential Healthcare where he developed various business applications. Mr. Nguyen holds a Bachelor of Business Administration degree in Information Systems from the University of North Texas. Mr. Nguyen is the brother of Khanh D. Nguyen, the Company's President, Chief Operating Officer, Chief Financial Officer and a member of the Board of Directors.

Khanh D. Nguyen is the Company's President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer and a member of the Board of Directors. Mr. Nguyen was appointed President, Chief Operating Officer and Secretary on September 23, 2002. Mr. Nguyen has served as DataLogic Consulting, Inc's Vice President, Chief Technology Officer and Board Member since September 1993. From September 1999 until December 2001, Mr. Nguyen served as the President and Chief Executive Officer of KDN Securities. Mr. Nguyen has over 15 years of practical systems development and management experience. He has broad technical and business knowledge in the areas of Aerospace, Defense, Financial, Retail, Hospitality, and Transportation. He has also served as a technical consultant for Flagstar, CSX, Levi's, Charles Schwab and others where he architected and developed real-time and object-oriented intra/internet based systems. Mr. Nguyen holds a Bachelor of Science degree in Electrical Engineering from Texas A&M University. Mr. Nguyen is the brother of Derek K. Nguyen, the Company's Chief Executive Officer and a member of the Board of Directors.

Ray Mueller is the Company's Chief Information Officer and a member of the Board of Directors. He is responsible for the information systems and Intellectual Property development. Ray also serves as an Executive Vice President and Chief Technology Officer of RetailDNA, LLC (RDNA). Prior to joining RDNA, Ray was President of Progressive Software, Inc., a leading restaurant and hospitality vendor that specializes in POS (point-of-sale), back office and central data management systems. He was responsible for establishing relationships with several large customers and business partners including McDonald's, Wendy's, CompUSA, HP, IBM, Walker Digital and others. The company was successfully sold in 1999. Ray has also served as the Chief Information Officer of a major hotel management company (Richfield Hospitality Services, Inc.) and CIO of a multi-unit restaurant chain.


ITEM 10.  EXECUTIVE COMPENSATION

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


                    SUMMARY COMPENSATION TABLE

                                                     Long Term
                                                     Compensation
                                                     ----------------------
                       Annual Compensation           Awards         Payouts
Name and               ----------------------------------------------------
Principal              Salary   Bonus  Other Annual  Stock  Options LTIP
Position         Year    ($)     ($)   Compensation  Awards SARs(#) Payouts
---------------- ----- -------  ------ ------------  ------ ------- -------
Derek Nguyen     2001  $60,000  None   None          None   None     None
  CEO            2002  $50,000  None   None          None   300,000  None
  Director       2003  $65,000  None   None          None   550,000  None



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2003 by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of

Common Stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. This table reflects the subsequent four for one rollback of the Company's stock.


Name and Address of     Nature of         Number of     Percent of
Beneficial Owner        Beneficial owner  Shares Held   Class
----------------------  ----------------  ------------  ------------

Derek K. Nguyen         Chief Executive      7,187,131     19.51%
18301 Von Karman Ave    Officer and
Suite 250               Chairman of the
Irvine, CA 92612        Board of Directors


Khanh D. Nguyen         President, Chief     5,890,203     15.99%
18301 Von Karman Ave    Operating Officer,
Suite 250               Chief Financial
Irvine, CA 92612        Officer, Secretary
                        and Director

Ray Mueller             Chief Information      140,000       .38%
18301 Von Karman Ave    Officer and
Suite 250               Director
Irvine, CA 92612

All officers and
directors as a group
(three persons)                             13,217,334     35.89%


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company has a note payable to the CEO of the Company. The note is unsecured and has an APR of 10% and is due on January 21, 2004. The note has an outstanding balance of $100,000 as of December 31, 2003.

The Company has a note payable to the CFO of the Company. The note is unsecured and has an APR of 12% and is due on September 30, 2003. The note has an outstanding balance of $30,000 as of December 31, 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

During the fourth quarter, the Company did not file any Reports on Form 8-K.


Exhibit  Description
-------  -----------
21.1     Subsidiaries
31.1     Certification pursuant Section 302
31.2     Certification pursuant Section 302
32.1     Certification pursuant Section 906
32.2     Certification pursuant Section 906

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company paid Kabani & Company Inc. $31,000 and $22,450 in audit and review fees for fiscal 2003 and 2002 respectively.

Financial Information Systems Design and Implementation Fees. The Company did not pay Kabani & Company Inc. any financial information systems design and implementation fees for fiscal year 2003 or 2002.

All Other Fees. The Company did not pay Kabani & Company Inc. any nonaudit fees for fiscal year 2003 or 2002.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on March 29, 2004.

DataLogic International, Inc.,
a Delaware corporation

By: /s/  Derek K. Nguyen
--------------------------------------------
Its Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  Khanh D. Nguyen
--------------------------------------------
Its President, Chief Operating Officer,
Chief Financial Officer and Director