Form 10QSB
period 2004-03-31
DATALOGIC INTERNATIONAL INC
filed 2004-05-07
CIK 1083273

==============================================================================

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2004

                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission file number: 000-30382

                  DataLogic International, Inc.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)



          Delaware                                  33-0755473
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


    18301 Von Karman Ave, Suite 250, Irvine, California 92612
    ----------------------------------------------------------
             (Address of principal executive offices)

                          (949) 260-0120
                  ------------------------------
                 (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2003, there were 36,830,366 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

==============================================================================

                              INDEX


PART I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Unaudited Consolidated Balance Sheets - Three Months Ended
          March 31, 2004 ..................................................3

          Unaudited Consolidated Statement of Operations - Three Months
          Ended March 31, 2004 and 2003 ...................................4

          Unaudited Consolidated Statement of Cash Flows - Three Months
          Ended March 31, 2004 and 2003 ...................................5

          Notes to Unaudited Consolidated Financial Statements ............6

  Item 2. Management's Discussion and Analysis or Plan of Operation ......14

  Item 3. Controls and Procedures ........................................19


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings ..............................................20
  Item 2. Changes in Securities ..........................................20
  Item 3. Defaults on Senior Securities ..................................20
  Item 4. Submission of Matters to a Vote of Security Holders ............20
  Item 5. Other Information ..............................................20
  Item 6. Exhibits and Reports Filed on Form 8-K..........................20

SIGNATURES ...............................................................21

                  PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2004
                           (Unaudited)

                              ASSETS

CURRENT ASSETS:
   Cash & cash equivalent                                   $     514,653
   Accounts receivable, net of allowance
     for doubt debts of $113,000                                2,226,853
   Marketable Securities - available for sale                      61,000
   Inventory                                                       61,986
   Prepaid expenses                                                 5,532
                                                            --------------
     Total current assets                                       2,870,024

PROPERTY AND EQUIPMENT, net                                        66,647

INTANGIBLE ASSETS
   Licenses, net                                                   30,459
   Client Lists, net                                                5,514

DEPOSITS                                                            6,611
                                                            --------------
                                                            $   2,979,255
                                                            ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable & accrued expenses                      $   1,180,117
   Deferred Income                                                165,000
   Line of credit                                                 429,406
   Note payable - officer                                         249,000
   Note payable                                                   168,200
   Due to factor                                                  281,848
                                                            --------------
     Total current liabilities                                  2,473,571

MINORITY INTEREST                                                 203,881

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; Authorized shares
     100,000,000; Issued and outstanding shares 36,830,366         36,830
   Shares to be issued                                            160,200
   Additional paid in capital                                   1,839,733
   Prepaid Consulting Fees                                       (146,850)
   Accumulated other comprehensive loss                          (142,500)
   Accumulated deficit                                         (1,445,609)
                                                            --------------
     Total stockholders' equity                                   301,804
                                                            --------------
                                                            $   2,979,255
                                                            ==============

      The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THREE MONTH PERIODS ENDING MARCH 31, 2004 AND 2003
                           (Unaudited)



                                                       2004          2003
                                                 ------------- -------------

Net revenue                                      $  4,001,587  $  2,291,314

Cost of Revenue                                     3,004,324     1,964,570
                                                 ------------- -------------

Gross Profit                                          997,263       326,744

Operating expenses                                    272,756       227,820
                                                 ------------- -------------

Income from operations                                724,507        98,924

Non-operating expense
  Factoring expense                                   (67,232)            -
  Interest expense                                    (10,963)      (10,107)
                                                 ------------- -------------
     Total non-operating income (expense)             (78,195)      (10,107)
                                                 ------------- -------------

Income before income tax                              646,312        88,817

Provision for income tax                                1,600         1,600

Minority Interest Allocation                         (165,180)            -
                                                 ------------- -------------
Net income (loss)                                $    479,532  $     87,217
                                                 ============= =============
Basic and diluted net income (loss) per share    $      0.013  $      0.003
                                                 ============= =============
Basic and diluted weighted
  average shares outstanding                       36,547,023    25,962,093
                                                 ============= =============




* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.












      The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THREE MONTH PERIODS ENDING MARCH 31, 2004 AND 2003
                           (Unaudited)


                                                       2004          2003
                                                  ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $    479,532  $      87,217
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                      15,932          2,024
     Issuance of shares for service                    113,350              -
     (Increase) decrease in current assets:
        Receivables                                   (693,309)    (1,303,340)
        Prepaid expenses                                (4,558)         2,094
        Inventory                                        4,239              -
        Deposits                                             -         (1,025)
     Increase in current liabilities:
        Minority Interest                              165,181              -
        Deferred Income                                 40,000              -
        Accounts payable and accrued expense           365,444        362,515
                                                  ------------- --------------
   Total Adjustments                                     6,279       (937,732)
                                                  ------------- --------------
        Net cash provided by (used in)
        operating activities                           485,811       (850,515)
                                                  ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of treasury stock                                 -        (10,000)
  Sale of treasury stock                               150,904              -
  Acquisition of property & equipment                    4,243            (64)
                                                  ------------- --------------
        Net cash used in investing activities          155,147        (10,064)
                                                  ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from factor                                       -        582,444
  Payment to the factor                               (572,453)             -
  Proceed from loans                                   110,000        250,000
  Payments of loans                                   (100,000)       (36,400)
  Proceed from line of credit                          182,631         83,557
                                                  ------------- --------------
        Net cash provided by financing activities     (379,822)       879,601
                                                  ------------- --------------
NET INCREASE IN CASH & CASH EQUIVALENTS                261,136         19,022

CASH & CASH EQUIVALENTS, BEGINNING BALANCE             253,517              -
                                                  ------------- --------------
CASH & CASH EQUIVALENTS, ENDING BALANCE           $    514,653  $      19,022
                                                  ============= ==============





       The accompanying notes are an integral part of these consolidated financial statements.

DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

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

On June 2, 2003, the Company closed a transaction, whereby it acquired 51% of the issued and outstanding shares of capital stock of i-PhoneHome, Inc., a California corporation which was 100% owned by several individuals. In exchange for 51% of the shares common stock of i-PhoneHome, Inc., the Company issued i-PhoneHome, Inc. fifty-seven thousand ($57,000) dollars in restricted common stock. On December 2, 2003, the company issued i-PhoneHome, Inc. an additional forty thousand ($40,000) dollars in restricted common stock provided that this agreement remained valid and that i-PhoneHome, Inc. is profitable on or about this date.

On July 24, 2003, i-PhoneHome, Inc. changed its name to IPN Communications,
Inc.

On January 5, 2004, the Management agreement with IPN Communications, Inc. was amended. The term of the Agreement shall remain in effect until December 31, 2004 unless terminated prior to that time in accordance with the terms in the Agreement. The amendment provided for DataLogic to pay IPN in the amount of $ 100,000 payable in DataLogic restricted common stock in full consideration of IPN performance of services. In addition, DataLogic shall pay IPN eleven percent of net profits. DataLogic shall no longer be obligated to pay IPN monthly service fees or any other payout based on the net profit milestones as outlined in the original Management Agreement. In lieu of the agreement, the Company issued 370,370 shares of common stock valued at $100,000 on January 5, 2004 (note 9).


Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 were filed on April 9, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.


Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.


Segment Reporting

The Company has two reportable segments consisting of   the consulting
services and the sale of phones. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.
The following is information for the Company reportable segments for the three month period ended March 31, 2004 (in thousands):


                                        Voice
                                        Over IP
                                        (VoIP)
                           Consulting   Phone
                           Segment      Segment      Unallocated  Total
                           ------------ ------------ ------------ ------------
Revenue                    $     3,192  $       810  $         -  $     4,002

Gross margin                       521          476            -          997

Depreciation and amortization       (2)          (6)          (8)         (16)

Interest expense                    (8)          (3)           -          (11)

Income(Loss) from continuing
operations before income taxes     316          338           (8)         646

Identifiable assets              2,263          716            -        2,979

Capital expenditures                 -            -            -            -

The Company operated in one segment for the three month period ending March 31, 2003.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended March 31, 2004 as follows ($ in thousands, except per share amounts):

            Net Income - as reported                    $       480

            Stock-Based employee compensation
              expense included in reported net
              income, net of tax                                  -

            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                               (89)
                                                        ------------
            Pro forma net loss                          $       391
                                                        ============

            Earnings per share:
            Basic, as reported                          $     0.013
            Diluted, as reported                        $     0.013
            Basic, pro forma                            $     0.011
            Diluted, pro forma                          $     0.011

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:


            Risk-free interest rate                       3.5%
            Expected life of the options                  2 years
            Expected volatility                           253%
            Expected dividend yield                       -


Following is a summary of the stock option activity:

            Outstanding at December 31, 2003              1,750,000
            Granted                                         130,000
            Forfeited                                      (600,000)
            Exercised                                             -
                                                          ---------

            Outstanding at March 31, 2004                 1,280,000
                                                          =========

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


NOTE 4 - DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.6%. All accounts sold are with recourse on seller.
Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. As of March 31, 2003, the Company factored receivables of approximately $582,446 from the factored receivable of $685,231. In connection with the factoring agreement, the Company incurred fees of $11,636 during the three months ended March 31, 2003. As of March 31, 2004, the Company factored receivables of approximately $281,848 from the factored receivable of $331,586. In connection with the factoring agreement, the Company incurred fees of $67,315 during the three months ended March 31, 2004.


NOTE 5 -  NOTES PAYABLE - OFFICER

The company borrowed $ 100,000 from the officer during the quarter ended March 31, 2004. The notes payable to the officers amounted to $ 249,000 at March 31, 2004. The notes are unsecured and bear the annual interest rates of 6% and 12% on the unpaid principal balance. Interest on these notes for the three month period ended March 31, 2004 and 2003 amounted to $ 2,788 and $19,000.

NOTE 6 - NOTES PAYABLE & LINE OF CREDIT

Notes payable comprised of the following:

Unsecured note, interest rate 10%, interest payable on
 last day of each month, due January 15, 2004                      $  50,000
Unsecured note, interest rate 10%, interest payable at
 the end of the term or on demand, due February 4, 2004               50,000
Unsecured note, Interest rate 12%, interest payable at
 the end of the term, due June 30, 2004                               33,200
Unsecured note, Interest rate 12%, interest payable at
 the end of the term, due June 30, 2004                               25,000
Unsecured note - payable to an officer of the Company,
 Interest rate 6%, interest payable at the end of
 the term, due March 31, 2005                                         10,000
                                                                   ---------
                                                                   $ 168,200
                                                                   =========

The company paid $ 100,000 towards the notes during the period ending March 31, 2004. Interest on these notes for the period ended March 31, 2004 and March 31, 2003 was $4,239 and $ 1,875 respectively.

The Company has a line of credit of $450,000 from a financial institution with outstanding balance of $429,406 as of March 31, 2004. The line expires on May 31, 2004. The line is secured by the Company assets, is personally guaranteed by CEO of the Company and bears an interest rate of 4.38%.


NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

Cash flow statements for the three-month period ended March 31, 2004 does not include the effects of issuance of 370,370 shares of common stock for management services amounting $100,000.

The Company paid $ 800 and $ 0 for income tax during the three-month periods ended March 31, 2004 and 2003. The Company paid $ 4,762 and $13,122 interest during the three-month periods ended March 31, 2004 and 2003, respectively.


NOTE 8 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic and diluted net income per share for the three-month period ended March 31, 2004 and 2003 were determined by dividing net profit for the periods by the weighted average number of basic and diluted shares of common stock outstanding.


NOTE 9 - RELATED PARTY TRANSACTIONS

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $ 25,000 has been expensed for the three month period ending March 31, 2004.

NOTE 10 - STOCKHOLDERS' EQUITY

Common stock

During the three month period ended March 31, 2004, the Company issued common stocks for various services to following parties:

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $ 25,000 has been expensed for the three month period ending March 31, 2004.

The company entered into a consulting agreement on February 27, 2004 under which it will issue 180,000 shares as consideration for the consulting services to be provided under the agreement. The shares have not been issued as of March 31, 2004. The company has recorded the cost of services based on 20 day average of stock price at the date of agreement amounting to $ 160,200. The cost will be amortized over the period of service. $ 13,350 has been expensed for the three month period ending March 31, 2004.


Treasury stock

The Company sold the treasury stock during the quarter ended March 31, 2004 for $ 150,904.


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

Pursuant to the Corporate Stock Option Plan, the Company granted 130,000 options to two key employees during the three month period ended March 31, 2004. 52,000 options vested immediately and remaining options will vest quarterly, over 2 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.


NOTE 11 - MAJOR CUSTOMERS

Two major customers provided 74% of the net revenue for the three month period ended March 31, 2004. Total receivable from these major customers amounted to approximately $ 1,263,000.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.


NOTE 12- COMMITMENTS

The company headquarter consists of approximately 2,900 square feet of office space and is leased by the company until August 31, 2006. The company also leases six office facilities under month-to-month basis.


NOTE 13 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $1,445,609 on March 31, 2004. In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended March 31, 2004, towards management of liabilities and improving the operations. The Company has a revolving line of credit through their bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

ITEM 2. MANAGEMENT  DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Information Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contained in this report involve known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference. The Company cannot guarantee future results, performance, or achievements. The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events or circumstances occurring after the date hereof, the occurrence of unanticipated events or circumstances, or otherwise.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


General

DataLogic International, Inc. consists of two subsidiaries: DataLogic Consulting, Inc. and IPN Communications, Inc. DataLogic Consulting, a wholly-owned subsidiary, is a professional service company dedicated to solving its clients' business problems with technology-based solutions. The Company services include Information Technology consultancy, project management, software development, Internet solutions, telecommunications/wireless integration, value added reselling/training and IT outsourcing. The Company also provides short and long term staffing solutions to IT clients and healthcare/medical providers. The Company clients consist of commercial enterprises and local and state governments.

IPN Communications, Inc, a majority-owned subsidiary, is a provider of voice-over Internet protocol (VoIP) telephony products and services. The company target markets are consumers and business users worldwide who seek to reduce communication costs. IPN's product suite includes USB and Ethernet based VoIP phones, videophones, and turnkey servers that support in-network VoIP calling and VoIP to public-switch telephone networks (PSTN).

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

Staff Augmentation/Consulting Services. The Company seeks to provide quality consulting services to its existing and prospective Fortune 1000 clients and governmental agencies. The Company expects to create value by deploying qualified professionals to work with clients in the Telecommunications, Energy, Financial, Governmental, Healthcare, Manufacturing, Retail, and Transportation industries. The Company believes that the prospect of future contract renewals from existing clients is good since DataLogic has received favorable reviews and has been extended for multiple terms on most of the projects; however, there can be no assurance that the Company will be able to renew all of these contracts, or any.

Outsourcing Services. The Company anticipates that it will continue to market its outsourcing services. The Company believes its competitive edge is its access to a vast pool of talented and inexpensive IT resources. The Company expects to effectively compete in this highly competitive industry by utilizing its joint ventured offshore development facilities located in China, Vietnam, and India. The Company offers turn-key software development and testing to its clients at rates which are substantially lower than most of its competitors. To ensure the quality of services provided, the Company conducts extensive in-house training and utilizes industry standard methodology and development procedures.

Software Development. The Company anticipates that it will place heavier emphasis on intellectual property development. The Company plans to achieve this via patenting products, design, and business processes, as well as software product development.

The Company expects that most of the software development will be in the VoIP and Machine-to-Machine market segments.

Business Combinations. The Company plans to initiate a more aggressive growth strategy in fiscal 2004 to expand its consulting services, VoIP and M2M market shares by way of selectively acquiring established, profitable, and complementary companies. The Company has retained experienced business brokers and/or merger/acquisition specialists to help accomplish its goals.

The Company expects such targeted companies to have an established market presence in their respective fields, along with a loyal customer base that can be used to cross-sell other products and services. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis, but also upon its ability to integrate the acquired operations into its organization effectively, to retain clients of the acquired companies, to retain the personnel of the acquired or merged companies, and to obtain additional financing. The Company anticipates that it may be able to secure adequate financing to fund this growth strategy; however, there can be no assurance that the Company will be able to obtain additional financing on a timely basis.

Employees and Consultants. The Company's current operation is efficient in that it can hire and manage the anticipated number of new employees without much more in additional resources. The Company is also making sufficient preparations to acquire additional funding to accommodate an anticipated upsurge in operating expenses, should it be successful in acquiring the new contracts.

The Company recognizes that it is not immune to some of the problems that are affecting many of its IT competitors. The Company still experiences weaknesses in its commercial computer consulting businesses, and its growth is still limited by the effects of the weak computer industry and the U.S. economy, in general. The Company expects that these factors will continue to work against it in the second quarter of this year.

The Company's service of the Rhode Island contract is going well. The contract is for five years with close to four years remaining. The Company has good reasons to believe that it will maintain this current level of business with the state of Rhode Island with no major changes in the near future.

VoIP Products. The Company product suite includes USB and Ethernet based VoIP phones, videophones, and communication servers. Its IP Phones can make and receive calls from other IP Phones as well as conventional phones. The IP Phones can be used to make calls to other IP Phones anywhere in the world, free of charge. Calls to other conventional phones are charged at a discounted rate.

The Company offers server solutions to support in-network calling as well as integrated IP-Phone/public-switch telephone network (PSTN). The Company has an entry-level server solution suitable for organizations who wish to deploy a low cost VoIP calling system to support inter-office communication. It also has a server solution for businesses who wish to offer low cost VoIP and traditional long distance calling services without incurring the overhead to operate a PSTN system. Additionally, it also has a server solution for existing telecom companies who wish to offer VoIP calling services.

The Company also offers private branding of its IP Phones. This can be done by customizing the circuit boards, existing phone models or manufacturing new phone sets.

The Company expects to add to its product suite new and innovative products on a regular basis to increase the value proposition of VoIP technology.

The Company's VoIP business is progressing well since its acquisition of IPN Communications in Q2 of 2003. It is currently working with more than ten major companies in Asia, the Middle East, North America, South America and Europe to either test, market, or deploy its VoIP solutions. The majority of the Company's current business is derived from Asian countries such as China, Vietnam, and the Philippines. The Company expects the market in Asia to remain strong. The Company plans expansion into the retail channels in North America in fiscal 2004, as well as stronger penetration into Europe, the Middle East, and South America.

Management believes that there will be high demand for VoIP products and services as the technology continues to proliferate. The Company will place significant emphasis on selling its products and services globally. The Company expects the current level of interest in its products and services to continually increase as it further penetrates the market and new products and services are rolled out.

The Company's VoIP revenues can be generated from hardware and software licensing, hardware sales and residual long distance charges.

M2M Products. Panther is the Company's first M2M product. This GPS based vehicle tracking device was designed to focus largely on theft, recovery, and tracking services. The device, available in both GSM and CDMA, can be installed in a vehicle to allow complete control from a user's cell phone, PC, or landline. The device can also be placed in a vehicle with no connections in a manner that would still allow it to report if the vehicle is stolen or has moved from its last parked position.

The Company can also provide customized M2M solutions for various vertical markets. Some examples of M2M markets include security, public safety, automatic meter reading, supply chain management, vending machine management, industrial equipment monitoring, cargo/vehicle tracking, traffic control, and home automation.

The M2M business is progressing as planned. The Company had tested and is currently marketing its Panther products in North America, South America and Europe. The Company is testing its products in China and intends to increase its marketing effort in Asia this year.

The Company's M2M revenues can be generated from hardware and software licensing, hardware sales and residual subscription fees.

Results of Operations

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Revenues. The net revenues for the quarter ended March 31, 2004 were $4,001,587 as compared to net revenues of $2,939,076 for the prior quarter and $2,291,314 for the same period in the prior year. The 36% sequential increase and 75% year-over-year increase in revenues were primarily due to the increased VoIP sales and the overall increase in consulting services.

Gross Profit. The gross profit for the quarter ended March 31, 2004 increased $670,519 or 205% to $997,263 as compared to the gross profit of $326,744 for the same period in the prior year.

Operating Expenses. The operating expenses for the quarter ended March 31, 2004 were $272,756 as compared to the operating expenses of $227,820 for the same period in the prior year.

Non-Operating Expenses. Factoring expenses for the quarter ended March 31, 2004 were $67,232 as compared to $0 for the same period in the prior year. Interest expenses for the quarter ended March 31, 2004 were $10,963 as compared to $10,107 for the same period in the prior year.

Net Income. As a result of the above, the net income for the quarter ended March 31, 2004 was $479,532 as compared to the net income of $87,217 for the same period in the prior year. The 450% increase in net income was primarily due to the increase in VoIP sales. Basic and diluted net income per share was $.013.


Liquidity and Capital Resources

Prior to the reverse merger on July 20, 2001, the Company's primary source of cash was from the issuance of its equity securities. In January 1999, the Company entered into a financing agreement that provided the Company with gross proceeds of $2,000,000. These funds were spent on developing an information index to the top Internet guide site and then on a privacy guaranteed search site. These enterprises did not generate sufficient funds to cover operating expenses. The Company's failure to obtain additional financing for the privacy-oriented business resulted in the change of business following the last fiscal year-end.

Since the reverse merger, the Company's primary source of cash has been from fees and sales revenues realized from its consulting services operations. The Company currently maintains a $450,000 line of credit with a domestic bank under a revolving credit agreement, which expires on May 31, 2004, unless renewed. The line is secured and is personally guaranteed by an officer of the Company and bears an interest rate of 30 Day Commercial Paper plus 3.15%.

The Company has two notes payable to the CEO and President of the Company for the amount of $100,000 and $130,000 respectively. The notes are both due on September 30, 2004. The notes are unsecured and bear the annual interest rates of 6% on the unpaid principal balance.

The Company also have notes payable comprised of the following:

Unsecured note, interest rate 10%, interest payable on last
 day of each month, due January 15, 2004                        $    50,000
Unsecured note, interest rate 10%, interest payable at the
 end of the term or on demand, due February 4, 2004                  50,000
Unsecured note, Interest rate 12%, interest payable at the
 end of the term, due June 30, 2004                                  33,200
Unsecured note, Interest rate 12%, interest payable at the
 end of the term, due June 30, 2004                                  25,000
Unsecured note - payable to an officer of the Company,
 Interest rate 6%, interest payable at the
 end of the term, due March 31, 2005                                 10,000
                                                                -----------
                                                                $   168,200
                                                                ===========

In addition to the above sources of capital, the Company also has a factoring agreement with Allied Capital Partners, L.P. for an expandable amount. Under this agreement, the Company may sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.6%. All accounts sold are with recourse on the Company. All of the Company's accounts receivable, inventories, and computer hardware are pledged as collateral under this agreement. The term is month to month.

The Company liquidity consists of cash and the cash equivalent of $514,653 and $2,226,853 in accounts receivable. The Company's current liabilities consist of $2,308,571 in accounts payable, accrued expenses, and short-term debts.

The Company believes that its current cash position is sufficient to meet its capital expenditures and working capital requirements for the near term; however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flow if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.


ITEM 3. CONTROLS AND PROCEDURES

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


                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES

During the period ended March 31, 2004, the Company issued common stocks in exchange of various services to following parties:

On January 5, 2004 the Company issued 370,370 shares of restricted common stock, amounting to $100,000, to IPN Communications for services until December 31, 2004.

Per the service agreement with Stanton, Walker & Company dated February 27, 2004, the Company has 180,000 common shares to be issued for the advisory and merger and acquisition services. The agreement termination date is February 26, 2005.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit     Description
-------     -----------
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

                                    DataLogic International, Inc.
                                   (Registrant)

Date:  May 3, 2004                  /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date:  May 3, 2004                  /s/ Khanh Nguyen
                                    -------------------------------
                                    Title: Chief Financial Officer