Form 10QSB
period 2004-06-30
DATALOGIC INTERNATIONAL INC
filed 2004-08-18
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 16, 2004, there were 36,991,790 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

=======================================================================

                              INDEX


PART I.  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Unaudited Condensed Consolidated Balance Sheet as of June 30, 2004

           Unaudited Condensed Consolidated Statement of Operations - Three and Six Months Ended June 30, 2004 and 2003

           Unaudited Condensed Consolidated Statement of Cash Flows - Six Months Ended June 30, 2004 and 2003

           Notes to Unaudited Condensed Consolidated Financial Statements

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


SIGNATURES

                  PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                          JUNE 30, 2004
                           (Unaudited)

                              ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                        $    643,138
  Accounts receivable, net of allowance
     for bad debts of $120,331                                      3,298,896
  Marketable securities                                                21,250
  Inventory                                                            54,320
  Prepaid expenses                                                     11,364
                                                                 -------------
     Total current assets                                           4,028,968

RESTRICTED CASH                                                     1,250,000

PROPERTY AND EQUIPMENT, net                                            71,042

INTANGIBLE ASSETS
  Licenses, net                                                        26,891
  Loan origination costs, net                                         309,580

DEPOSITS                                                                6,611
                                                                 -------------

                                                                 $  5,693,093
                                                                 =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable & accrued expenses                            $  1,183,195
  Notes payable - officers                                            199,000
  Notes payable                                                       283,200
  Convertible debt - current portion                                  477,270
                                                                 -------------
     Total current liabilities                                      2,142,665

CONVERTIBLE DEBT - LONG TERM PORTION                                2,522,730
                                                                 -------------
     Total Liabilities                                              4,665,395

MINORITY INTEREST                                                     213,150

STOCKHOLDERS' EQUITY
  Common stock, .001 par value; Authorized shares 100,000,000
     Issued and outstanding shares 36,991,790                          36,992
  Additional paid in capital                                        2,841,056
  Shares to be issued                                                  50,408
  Prepaid consulting expense                                         (106,800)
  Beneficial conversion feature                                      (859,056)
  Comprehensive income                                               (182,250)
  Accumulated deficit                                                (965,802)
                                                                 -------------
  Total stockholders' equity                                          814,548
                                                                 -------------

                                                                 $  5,693,093
                                                                 =============

           See footnotes to the accompanying unaudited condensed consolidated financial statements.


               DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                          For the three month periods  For the six month periods
                                                  ended June 30,             ended June 30,
                                               2004         2003           2004          2003
                                          ------------- ------------- ------------- -------------

Net revenue                               $  4,007,156  $  2,691,716  $  8,008,743  $  4,983,030

Cost of revenue                              2,775,953     2,582,370     5,780,277     4,588,739
                                          ------------- ------------- ------------- -------------

Gross profit                                 1,231,203       109,346     2,228,466       394,291

Operating expenses                             696,145       817,444       968,901     1,003,465
                                          ------------- ------------- ------------- -------------

Profit (loss) from Operations                  535,058      (708,098)    1,259,565      (609,174)

Non-operating income (expense):
  Factoring expense                            (32,694)            -       (99,926)            -
  Interest expense                             (13,286)      (20,391)      (24,249)      (30,498)
                                          ------------- ------------- ------------- -------------
    Total non-operating income (expense)       (45,980)      (20,391)     (124,175)      (30,498)
                                          ------------- ------------- ------------- -------------
Income (loss) before income tax and
  minority interest allocation                 489,077      (728,489)    1,135,389      (639,672)
                                          ------------- ------------- ------------- -------------

Provision for income tax                             -             -         1,600         1,600

Minority interest allocation                    (9,270)       (3,317)     (174,450)       (3,317)
                                          ------------- ------------- ------------- -------------

Net income (loss)                         $    479,808  $   (731,806) $    959,340  $   (644,589)
                                          ============= ============= ============= =============

Basic earnings (loss) per share           $      0.013  $     (0.021) $      0.026  $     (0.021)
                                          ============= ============= ============= =============

Basic weighted average shares outstanding   36,859,832    34,321,863    36,834,924    30,166,526
                                          ============= ============= ============= =============

Diluted earnings (loss) per share *       $      0.011  $     (0.021) $      0.023  $     (0.021)
                                          ============= ============= ============= =============
Diluted weighted average
 shares outstanding                         41,917,325    34,321,863    41,892,737    30,166,526
                                          ============= ============= ============= =============


*   Weighted average number of shares used to compute basic and diluted loss per share in 2003 is the same since the effect of dilutive securities is anti-dilutive.




               See footnotes to the accompanying unaudited condensed consolidated financial statements.


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   For the six month periods
                                                        ended June 30,
                                                       2004         2003
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $    959,340  $   (644,589)
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation and amortization                      34,959         9,233
     Issuance of shares for service                    191,425       756,090
     Issuance of shares for compensation                     -        90,334
     Minority interest                                 174,450        21,467
     (Increase) decrease in current assets:
        Receivables                                 (1,765,352)   (1,310,529)
        Prepaid expenses                               (10,390)        4,188
        Inventory                                       11,905       (15,378)
        Deposits                                             -        (1,025)
     Increase (decrease) in current liabilities:
        Accounts payable and accrued expense           243,807       361,106
                                                  ------------- -------------
  Total Adjustments                                 (1,119,196)      (84,514)
                                                  ------------- -------------
        Net cash used in operating activities         (159,856)     (729,103)
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in restricted cash                       (1,250,000)            -
  Sale (purchase) of treasury stock                    150,904       (10,000)
  Acquisition of property & equipment                  (14,351)      (88,461)
                                                  ------------- -------------
        Net cash used in investing activities       (1,113,447)      (98,461)
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt                     3,000,000             -
  Payment of debt issuance costs                      (311,000)            -
  Payments to factor                                  (854,301)            -
  Proceeds from factor                                       -       429,829
  Proceeds from loan                                    75,000       390,800
  Payment of loans                                           -       (55,000)
  Payment on line of credit                           (429,406)            -
  Proceeds from line of credit                         182,631       109,578
                                                  ------------- -------------
        Net cash provided by financing activities    1,662,924       875,207
                                                  ------------- -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                389,621        47,643

CASH & CASH EQUIVALENTS, BEGINNING BALANCE             253,517             -
                                                  ------------- -------------

CASH & CASH EQUIVALENTS, ENDING BALANCE           $    643,138  $     47,643
                                                  ============= =============







           See footnotes to the accompanying unaudited condensed consolidated financial statements.

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

On July 24, 2003, i-PhoneHome, Inc. changed its name to IPN Communications,
Inc.

On January 5, 2004, the Management agreement with IPN Communications, Inc. was amended. The term of the Agreement shall remain in effect until December 31, 2004 unless terminated prior to that time in accordance with the terms in the Agreement. The amendment provided for DataLogic to pay IPN in the amount of $ 100,000 payable in DataLogic restricted common stock in full consideration of IPN's performance of services. In addition, DataLogic shall pay IPN eleven percent of net profits. DataLogic shall no longer be obligated to pay IPN monthly service fees or any other payout based on the net profit milestones as outlined in the original Management Agreement. In lieu of the agreement, the company issued 370,370 shares of common stock valued at $ 100,000 on January 5, 2004

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 were filed on April 9, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Marketable Securities

The Company's securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as comprehensive income as a separate component of stockholder's equity.

Following is a summary of investment securities classified as available for sale as on June 30, 2004:

                                    Cost Basis    Fair Value   Unrealized loss
                                    ------------- ------------ ---------------
Marketable securities-Common stock  $    203,500  $    21,250  $      182,250

Unrealized holding gains and losses for the period ending June 30, 2004 amounted to $ 39,750.


Intangible Assets

Net intangible assets at June 30, 2004 were as follows:

      Website Development                    $      4,900
      Loan Origination Costs                      311,000
                                             ------------
      Licensing Rights                             39,000
                                             ------------
                                                  354,900
      Less Accumulated amortization               (18,429)
                                             -------------
                                             $    336,471
                                             =============

      Client lists                           $     33,086
      Less Accumulated amortization               (33,086)
                                             -------------
                                             $          -
                                             =============


      Amortization for years 2004 through 2007 will be as follows:

                               2004              $  55,925
                               2005                112,157
                               2006                112,157
                               2007                 56,232
                                                 ----------
                               Total             $ 336,471
                                                 ==========

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Segment Reporting

The Company has two reportable segments consisting of the consulting services and the sale of phones. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company reportable segments for the Three month and six month period ended June 30, 2004 (in thousands):

For three month period ended June 30, 2004 (in thousands):

                                          Voice over
                                          IP (VoIP)
                             Consulting   phone
                             Segment      Segment      Unallocated   Total
                             ------------ ------------ ----------- -----------
Revenue                      $     3,005  $     1,002  $           $    4,007
Gross margin                         876          355                   1,231
Depreciation and amortization        (13)          (6)                    (19)
Interest expense                     (11)          (2)                    (13)
Income from continuing
  operations before
  income taxes                       500           10         (30)        480
Identifiable assets                4,814          879                   5,693
Capital expenditures                   3           11                      14



For six month period ended June 30, 2004(in thousands)

                                          Voice over
                                          IP (VoIP)
                             Consulting   phone
                             Segment      Segment      Unallocated   Total
                             ------------ ------------ ----------- -----------
Revenue                      $     6,197  $     1,811  $        -  $    8,008
Gross margin                       1,397          831           -       2,228
Depreciation and amortization        (15)         (12)         (8)        (35)
Interest expense                     (19)          (5)          -         (24)
Income from continuing
  operations before
  income taxes                       816          182         (39)        959
Identifiable assets                4,814          879                   5,693
Capital expenditures                   3           11           -          14


The Company operated in one segment for the three month and six month period ending June 30, 2003.

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of DataLogic International, Inc, its 100% wholly owned subsidiary, and DataLogic Consulting, Inc. (DCI) and 51% owned subsidiary, IPN Communications, Inc. (formerly i-PhoneHome, Inc.) from the acquisition date. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six month ended June 30, 2004 as follows ($ in thousands, except per share amounts). :


            Net Income - as reported                    $      959
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                                -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                             (133)
                                                        -------------
            Pro forma net loss                        $        826
                                                        =============
            Earnings per share:
            Basic, as reported                              0.02
            Diluted, as reported                            0.02
            Basic, pro forma                                0.02
            Diluted, pro forma                              0.02

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                  Risk-free interest rate                           4.35%
                  Expected life of the options                      2 years
                  Expected volatility                               218 %
                  Expected dividend yield                           -

Following is a summary of the stock option activity:

       Outstanding at December 31, 2003             1,750,000
       Granted                                        330,000
       Forfeited                                     (600,000)
       Exercised                                            -
       Outstanding at June 30, 2004                 1,480,000

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

NOTE 4 - DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. The Company discontinued the services of factor during the quarter. All the outstanding balances due to the factor have been paid in full. In connection with the factoring agreement, the Company incurred fees of $99,926 during the period ended June 30, 2004.

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE- OFFICER

The company borrowed $ 50,000 from the officer during the three month period ended June 30, 2004. The company repaid $ 100,000 of the loan from officer during the three month period ended June 30, 2004. The notes payable to the officers amounted to $ 199,000 at June 30, 2004. The notes are unsecured and bear the annual interest rates of 6% and 12% on the unpaid principal balance. Interest on these notes for the period ended June 30, 2004 and 2003 amounted to $ 9,132 and $13,118.

NOTE 6 - NOTES PAYABLE & LINE OF CREDIT

Notes payable comprised of the following:

Unsecured note, interest rate 10%, interest payable
  on last day of each month, due January 15, 2004               $  50,000
Unsecured note, interest rate 10%, interest payable at the
  end of the term or on demand, due February 4, 2004               50,000
Unsecured note, interest rate 6%, interest payable at the
  end of the term or on demand, due June 30, 2004                 100,000
Unsecured note, interest rate 6%, interest payable at the
  end of the term or on demand, due August 11, 2004                50,000
Unsecured note, Interest rate 12%, interest payable at the
  end of the term, due June 30, 2004                               33,200
                                                                ----------
                                                                $ 283,200
                                                                ==========

Interest on these notes for the period ended June 30, 2004 and June 30, 2003 was $6,640 and $ 6,875 respectively.

The Company has a line of credit from a financial institution for $450,000. The line expired on May 31, 2004. The line is secured by the Company's assets, is personally guaranteed by CEO of the Company and bears an interest rate of 4.38%.

NOTE 7 - CONVERTIBLE DEBT

On June 25, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd.(Purchaser) in connection with the private placement of a convertible term note issued by the company in the principal amount of $3,000,000 due June 25, 2007 and a common stock purchase warrant.. The note is convertible into shares of common stock, $.001 par value at a fixed conversion rate of $0.66, and bears an interest rate at prime plus 2%. The warrant provides for the purchase of up to 705,000 shares of common stock, at exercise prices ranging from $0.73 to $0.79, until June 25, 2011. The warrants have cashless exercise features. $1,250,000 of the principal amount of the Note will be held in a restricted account by the company but under the sole dominion and control of the Purchaser as security for the company's and its subsidiaries' obligations under the Securities Purchase Agreement and related agreements. Funds will be released to the company from this account upon conversion of principal once the company has reduced the unrestricted principal amount of the Note ($1,750,000) to zero or upon the satisfaction of other specified conditions. The notes are secured by all the Company's assets and the assets of the subsidiaries.

The Company incurred $ 311,000 as the loan origination cost for the debt. The Company will amortize the cost over the period of the loan. The Company amortized $ 1,420 for the period ending June 30, 2004. The Company recorded the beneficial conversion feature associated with the debt for $ 431,818. These costs have been reduced from the long term portion of the convertible

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

debt on the balance sheet and will be amortized over their lifes. The Company recorded the beneficial conversion feature associated with the the warrants for $ 430,050. The Company has recorded amortization expense for $ 2,812 for the period ending June 30, 2004 on these costs.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $ 800 and $ 0 for income tax during the period ended June 30, 2004 and 2003. The Company paid $ 12,130 and $27,099 interest during the period ended June 30, 2004 and 2003, respectively.

NOTE 9  -  RELATED PARTY TRANSACTIONS

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $ 50,000 has been expensed for the six months period ending June 30, 2004.

NOTE 10 - STOCKHOLDERS' EQUITY

Common stock

During the period ended June 30, 2004, the Company issued common stocks in exchange of various services to following parties:

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $ 50,000 has been expensed for the period ending June 30, 2004.

The company entered into a consulting agreement on February 27, 2004 under which it will issue 180,000 shares as consideration for the consulting services to be provided under the agreement. The company has issued 131,424 shares as of June 30, 2004. The company has recorded the cost of services based on 20 day average of stock price at the date of agreement amounting to $ 160,200. The cost will be amortized over the period of service. $ 53,400 has been expensed for the period ending June 30, 2004.

The company issued 30,000 shares of common stock for consulting services amounting $22,200.

The company recorded $ 4,275 for 7,500 shares of common stock to be issued for consulting services.

During the period ended June 30, 2003, the Company issued common stocks in exchange of various services to following parties:

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

Pursuant to the Corporate Stock Option Plan, the Company granted 200,000 options to two key employees during the three month period ended June 30, 2004. 80,000 options vested immediately and remaining options will vest quarterly, over 2 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.


NOTE 11 - BASIC AND DILUTED NET INCOME(LOSS) PER SHARE

Basic and diluted net income (loss) per share for the six-month period ended June 30, 2004 and 2003 determined by dividing net income (loss) for the periods by the weighted average number of basic and diluted shares of common stock outstanding.

NOTE 12 - MAJOR CUSTOMERS

Two major customers provided 73% of the net revenue for the period ended June 30, 2004. Total receivable from these major customers amounted to approximately $ 1,780,900.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

                                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



NOTE 13- COMMITMENTS

The company headquarter consists of approximately 2,900 square feet of office space and is leased by the company until August 31, 2006. The company also leases six office facilities under month-to-month basis.

NOTE 14 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $ 965,802 at June 30, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended June 30, 2004, towards management of liabilities and improving the operations. The Company has a revolving line of credit through their bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.


ITEM 2. MANAGEMENT  DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

     . anticipated trends in our financial condition and results of operations (including expected changes in our gross margin and general, administrative and selling expenses);

     . our ability to finance our working capital and other cash requirements;

     . our business strategy for expanding our presence in the information security products and services markets; and

     . our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements. The forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating forward-looking statements include:

     . changes in external competitive market factors or in our internal budgeting process that might impact trends in our results of operations;

     . changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the markets; and

     . various other factors that may prevent us from competing successfully in the marketplace.

The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our most recent filing of Form SB-2, our annual report on Form 10-KSB for the year ended December 31, 2003, and the following risk factors:

RISKS RELATED TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS
AND WITHOUT THIS FINANCING, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.


At June 30, 2004, we had an accumulated deficit of $965,802. Our net income for the three and six months ended June 30, 2004 was $479,808 and $959,340. Our continued operations are contingent on its ability to raise additional capital and obtain financing and success in its future operations.

On June 25, 2004, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the private placement of a convertible term note issued by the company in the principal amount of $3,000,000. $1,250,000 of the principal amount of the note will be held in a restricted account in our name but under the sole dominion and control of Laurus as security for the company's and its subsidiaries' obligations under the Securities Purchase Agreement and related agreements. Funds will be released to us from this account upon conversion of principal once we reduced the unrestricted principal amount of the note to zero or upon the satisfaction of other specified conditions.

In the event our funding requirements exceed the $1,750,000 initially obtained and/or we are unable to access the funds in the restricted account, we may need to secure another source of funding in order to satisfy its working capital needs. These funds may not be available on favorable terms, if at all.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY CONTINUE TO INCUR FUTURE LOSSES.

We had net losses of $911,582 and $261,611 for the years ended December 31, 2003 and 2002, respectively. The principal causes of our losses are likely to continue to be:

      o     costs resulting from the operation of our businesses;

      o costs relating to entering new business lines, such as the voice-over Internet protocol (VoIP) and machine-to-machine (M2M) sectors;

      o     failure to generate sufficient revenue; and

      o     general and administrative expenses.

Although we had net income of $479,808 and $959,340 for the three and six months ended June 30, 2004, this income was primarily due to an increase in VoIP sales, which is a new area of business for us. Therefore, the probability exists that we may continue to incur net losses in the foreseeable future as our business develops.

WE HAVE RECENTLY BEGUN TO OFFER NEW PRODUCTS AND SERVICES AND MAY NOT BE SUCCESSFUL IN THESE OPERATIONS.

We recently commenced our VoIP telephony products and service business following our acquisition of IPN Communications on June 2, 2003. Further, we entered the machine-to-machine (M2M) technologies market in early 2004. Therefore our business and future prospects in these areas are difficult to evaluate. There are significant challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These risks and uncertainties include significant start-up expenses, obtaining and performing contracts with clients, hiring and retaining qualified personnel establishing a reputation in the industry and acquiring, developing and managing contact centers, managing growth, and obtaining additional capital if required. Further, there are substantial expenses associated with the entry into new businesses.

WE ARE DEPENDENT ON A FEW LARGE CUSTOMERS; AND OUR CONTINUING OPERATIONS RELY ON THE ABILITY OF THE COMPANY TO RENEW THESE CONTRACTS.

The company provides quality consulting services to Fortune 1000 clients and governmental agents. During the year ended December 31, 2003, we were awarded an expansion of several multi-year contracts with several state agencies. Our dependence on major customers subjects us to significant financial risks in the operation of our business if a major customer were to terminate or materially reduce, for any reason, its business relationship with us. Further, some of our government agency customers are subject to unique political and budgetary constraints and have special contracting requirements that may affect our ability to obtain new government customers. In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding; provisions permitting the purchasing agency to modify or terminate, at will, the contract without penalty and provisions permitting the agency to perform investigations or audits of our business practices.

WE RELY ON DISTRIBUTORS AND RESELLERS TO SELL OUR VOIP PRODUCTS TO GENERAL CONSUMERS; ANY DISRUPTION TO THESE DISTRIBUTION CHANNELS WOULD HARM OUR BUSINESS.

We sell our VoIP products to independent distributors, resellers, system integrators, telecommunication companies, internet service providers, call center operators and long distance wholesalers. We have not yet actively sell our VoIP equipment directly to general consumers. As such, we are subject to many risks, including risks related to their inventory levels and support for our products. If distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

Furthermore, distributors may also sell products offered by our competitors. If our competitors offer our distributors more favorable terms, those distributors may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors. If we are unable to maintain successful relationships with distributors or to expand our distribution channels, our business could suffer.

WE MAY FACE INCREASED GOVERNMENT REGULATION, TAXATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY, WHICH COULD HARM OUR BUSINESS.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet or VoIP telephony services, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our existing or proposed services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, plans, prospects, results of operations and financial condition.

Our current client base for its VoIP products and services is predominantly located in Asia. Our ability to offer VoIP services outside the U.S. is subject to the local regulatory environment, which may be complicated and often uncertain. Regulatory treatment of Internet telephony outside the United States varies from country to country.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGIES, WHICH COULD INVOLVE COSTLY AND LENGTHY LITIGATION THAT COULD SERIOUSLY HARM OUR BUSINESS AND FINANCIAL CONDITION.

We have registered our key Internet URLs and review these registrations on a regular basis to ensure that they remain current and in good standing. While we have applied for registration of trademarks, servicemarks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protection of domain names.

We do not hold any patents on our technologies nor have we applied for any patents, which may limit our ability to protect our technologies. In addition, any particular aspect of our technologies may infringe the claims of other existing patents, and therefore, subject us to an infringement action.

Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Any potential intellectual property litigation also could force us to take specific actions, including:

o   cease selling products that use the challenged intellectual property;

o obtain from the owner of the infringed intellectual property a right or a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

o   redesign those products that use infringing intellectual property.

WE SERVE MARKETS THAT ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE WITH BUSINESSES THAT HAVE GREATER RESOURCES THAN WE DO.

We have existing competitors for our businesses, and may in the future have new competitors, with greater financial, personnel and other resources, longer operating histories, more technological expertise, more recognizable names and more established relationships in industries that we currently serve or may serve in the future. Increased competition, our inability to compete successfully against current or future competitors, pricing pressures or loss of market share could result in increased costs and reduced operating margins, which could harm our business, operating results, financial condition and future prospects.

Many companies offer products and services similar to those offered by us. Many of these firms are well established, have reputations for success and have significantly greater financial, marketing, distribution, personnel, and other resources than us. Further, we may experience price competition, and this competition may adversely affect our financial position and results of operations or adversely affect our revenues and profitability.

OUR RECENT ACQUISITIONS, AS WELL AS POTENTIAL FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES.

Following the acquisition of DataLogic Consulting, Inc. and IPN Communications, Inc., we expanded our operations to include information technology consulting services and VoIP telephony products and services worldwide. We may also enter into new or different lines of business, as determined by management and our Board of Directors. The acquisitions of DataLogic Consulting and IPN Communications, as well as any future acquisitions or joint ventures could result, and in some instances have resulted, in numerous risks and uncertainties, including:

      o     potentially dilutive issuances of equity securities;

      o diversion of management's attention and resources from our existing businesses;

      o significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;

      o the incurrence of debt and contingent liabilities or impairment charges related to goodwill and other intangible assets;

      o difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

      o     the risks of entering a new or different line of business;

      o     regulatory and tax risks relating to the new or acquired business;

      o the risks of entering geographic and business markets in which we have no or limited prior experience; and

      o     the risk that the acquired business will not perform as expected.


WE MAY BE UNABLE TO IDENTIFY SUCCESSFUL ACQUISITION CANDIDATES WHICH MAY IMPAIR THE COMPANY'S GROWTH STRATEGY.

We plan to initiate an aggressive growth strategy in fiscal 2004 to expand its consulting services and VoIP and M2M market shares by way of selectively acquiring established, profitable and complementary companies. We expect such targeted companies to have an established market presence in their respective fields along with a loyal customer base that can be used to cross sell other products and services. The success of this strategy depends not only on our ability to identify and acquire businesses on a cost-effective basis but also upon our ability to integrate the acquired operations into our organization effectively, to retain clients of the acquired businesses, to retain the personnel of the acquired or merged companies and to obtain additional financing. In 2003, we unsuccessfully attempted to merge with Kiboga Systems, a solution provider for the public safety market, and incurred substantial expenses. As such, we may not be able to successfully implement this strategy or to obtain additional financing on a timely basis, which may thereby impair its growth strategy.

WE WILL RELY ON USE OF COMPUTER AND TELECOMMUNICATIONS INFRASTRUCTURE PROVIDED BY THIRD PARTIES.

Our success will depend on our continued investment in sophisticated telecommunications and computer systems and computer software. We anticipate making significant investments in the acquisition, development and maintenance of such technologies and we believe that such expenditures will be necessary on an on-going basis. Computer and telecommunication technologies are evolving rapidly and are characterized by short product lifecycles, which requires us to anticipate technological developments. We can give no assurance that we will be successful in anticipating, managing or adopting such technological changes on a timely basis or that we will have the resources available to invest in new technologies. Our business is dependent on our computer and telecommunications equipment and software systems, the temporary or permanent loss of which, through physical damage or operating malfunction, could have a material adverse effect on our business. Operating malfunctions in the software systems of financial institutions, market makers and other parties might have an adverse affect on our operations. We depend on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could have a material adverse effect on our business. Additionally, as we continue to introduce new services that use new technologies, we may be required to license technology from third parties. There can be no assurance that these licenses will be available on commercially reasonable terms, if at all. Our inability to obtain any of these licenses could result in delays or reductions in the introduction of new services or could adversely affect our existing business.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO RETAIN KEY PERSONNEL.

Our success will depend on our ability to retain our key personnel and identify, hire and retain additional qualified personnel. There is intense competition for qualified personnel in our industry, and there can be no assurance that we will be able to continue to attract and retain such personnel necessary for the development of our business. Because of the intense competition, we can give no assurance that we will be successful in adding personnel as needed to satisfy our staffing requirements.


WE MAY EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

   .  quarterly variations in operating results;
   .  changes in financial estimates by securities analysts;
   .  changes in market valuations of other similar companies;
   . announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;
   .  additions or departures of key personnel;
   . any deviations in net sales or in losses from levels expected by securities analysts; and
   .  future sales of common stock.

In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

THE SALE OF OUR COMMON STOCK BY LAURUS MASTER FUND, LTD. MAY CAUSE DILUTION AND COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

All shares in this offering are freely tradable once converted. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. Our agreement does not allow Laurus to engage in short selling. However, the sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

OUR ABILITY TO ATTRACT ADDITIONAL FINANCING, IF AT ALL, MAY DILUTE THE OWNERSHIP INTERESTS OF INVESTORS AND MAY CAUSE THE SELLING STOCKHOLDER, AS WELL AS OTHER HOLDERS, TO SELL THEIR SHARES, WHICH WOULD CONTRIBUTE TO DOWNWARD MOVEMENT IN THE PRICE OF SHARES.

We intend to raise additional funds through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholders. In connection with our transaction with Laurus, we may issue up to 6,130,455 shares of common stock throughout the three years term, and accordingly, our stockholders may experience dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. Further, the perceived risk of dilution may cause the selling stockholder, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares.

IF AN EVENT OF DEFAULT OCCURS UNDER THE CONVERTIBLE NOTE ISSUED TO LAURUS, IT COULD SERIOUSLY HARM BOTH OUR AND OUR SUBSIDIARIES' OPERATIONS.

On June 25, 2004, we issued a $3,000,000 convertible note to Laurus. Events of default under the note include:

   .  failure to pay interest and principal payments when due;
   . a breach by us of any material covenant or term or condition of the note or any agreement made in connection therewith;
   . a breach by us of any material representation or warranty made in the note or in any agreement made in connection therewith;
   . we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us;
   . any form of bankruptcy or insolvency proceeding is instituted by or against us;
   .  any money judgment entered or filed against us for more than $50,000;
   . our failure to timely deliver shares of common stock when due upon conversions of the note; and
   . our common stock is suspended for 5 consecutive days or 5 days during any 10 consecutive days from a principal market.

If we default on the note and the holder demands all payments due and payable, we will be required to pay 130% of the outstanding principal amount of each note and any interest accrued thereon. The cash required to pay such amounts will most likely come out of working capital. Since we rely on our working capital for our day to day operations, such a default on the note could materially adversely effect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk. Further, our obligations under the note are secured by all of our and our subsidiaries' assets. Failure to fulfill our obligations under the note and related agreements could lead to loss of these assets, which would be detrimental to our operations.

BECAUSE OUR SECURITIES TRADE ON THE OTC BULLETIN BOARD, YOUR ABILITY TO SELL YOUR SHARES IN THE SECONDARY MARKET MAY BE LIMITED.

The shares of our common stock have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol "DLGI." Because our securities currently trade on the OTC Bulletin Board, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by those rules to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons who are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person's written consent to the transaction prior to the sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

BECAUSE OUR SHARES ARE DEEMED "PENNY STOCKS," YOU MAY HAVE DIFFICULTY SELLING THEM IN THE SECONDARY TRADING MARKET.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market could be limited. As a result, the market liquidity for our common stock could be severely and adversely affected. Trading in our common stock may continue to be subject to these or other regulations in the future, which would negatively affect the market for our common stock.


Any of the factors described above or in the "Risk Factors" section of our latest annual report on Form 10-KSB could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Critical Accounting Policies

This "Management's Discussion and Analysis or Plan of Operation" section of this report discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

We based our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, affect significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see the notes to our condensed consolidated financial statements included in this report.

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

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


Overview

General

DataLogic International, Inc. core businesses consist of Consulting Services, VoIP and Machine-to-Machine (M2M). We offer our products and services through two subsidiaries: DataLogic Consulting, Inc. and IPN Communications, Inc.

DataLogic Consulting, a wholly-owned subsidiary, is a professional service company dedicated to solving its clients' business problems with technology-based solutions. Our services include Information Technology consultancy, project management, software development, Internet solutions, telecommunications/wireless integration, value added reselling/training and IT outsourcing. We also provide short and long term staffing solutions to IT and various other non-clients. Our clients consist of commercial enterprises and local and state government agencies.

IPN Communications, Inc, a majority-owned subsidiary, is a provider of voice-over Internet protocol (VoIP) telephony products and services. We offer alternative communication solutions via low-cost, high-quality telephony services via the Internet. Our target markets are consumers and business users worldwide who seek to reduce communication costs. IPN's product suite includes USB and Ethernet based VoIP phones, IP Phone adapter, videophones, and turnkey servers that support in-network VoIP calling and VoIP to public-switch telephone networks (PSTN).

Staff Augmentation/Consulting Services. Our goal is to provide quality consulting services to our existing and prospective Fortune 1000 clients and governmental agencies. We expect to create value by engaging our qualified professionals to work with clients in the Telecommunications, Energy, Financial, Governmental, Healthcare, Manufacturing, Retail, and Transportation industries. We believe that the prospect of future contract renewals from existing clients is good since we have received favorable reviews and has been extended for multiple terms on most of the projects. However, there can be no assurance that the Company will be able to renew all of these contracts, or any.

Outsourcing Services. We will continue to market our outsourcing services. We believe our competitive edge is our access to a vast pool of talented and inexpensive IT resources. We expect to effectively compete in this highly competitive industry by utilizing our joint ventured offshore development facilities located in China, Vietnam, and India. We offer turn-key software development and testing to our clients at rates which are substantially lower than most of our competitors. To ensure the quality of services provided, we conduct extensive in-house training and utilizes industry standard methodology and development procedures.

Software Development. We plan to place heavier emphasis on intellectual property development. We expect to achieve this via patenting products, design, and business processes, as well as software product development.

We expect that most of the software development will be in the VoIP and M2M market segments.

Business Combinations. We plan to initiate a more aggressive growth strategy in fiscal 2004 to expand our Consulting Services, VoIP and M2M market shares by way of selectively acquiring established, profitable, and complementary companies. We have retained experienced business brokers and/or merger/acquisition specialists to help accomplish our goals.

We expect such targeted companies to have an established market presence in their respective fields, along with a loyal customer base that can be used to cross-sell other products and services. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate the acquired operations into its organization effectively, to retain clients of the acquired companies, to retain the personnel of the acquired or merged companies, and to obtain additional financing. We anticipate that we may be able to secure adequate financing to fund this growth strategy. However, there can be no assurance that we will be able to obtain additional financing on a timely basis.

Employees and Consultants. Our current operation is efficient in that we can hire and manage the anticipated number of new employees without significant additional resources. We are also making sufficient preparations to acquire additional funding to accommodate an anticipated upsurge in operating expenses, should we be successful in acquiring new contracts.

We recognize that we are not immune to some of the problems that are affecting many of our IT competitors. We still experience weaknesses in our commercial computer consulting businesses, and our growth is still limited by the effects of the weak computer industry and the U.S. economy, in general. We expect that these factors will continue to work against it in the near future.

Our service contract for the state of Rhode Island is going well. The contract is for five years with three and a half years remaining. We have good reasons to believe that we will maintain this current level of business with the state of Rhode Island with no major changes in the near future.

VoIP Products. Our VoIP product suite includes USB and Ethernet based phone sets, IP Phone adapter, videophones, and communication servers. Our IP Phones work similar to conventional phones with the exception that signals are digitized and sent via the Internet instead of through traditional phone lines. Our IP Phones can make and receive calls from other IP Phones as well as conventional phones. Our services allow free IP Phone to IP Phone calls anywhere in the world. Calls to other conventional phones are charged at discounted rates.

We also offer five standard or custom server solutions to support in-network calling as well as integrated IP-Phone/public-switch telephone network (PSTN). We have an entry-level server solution suitable for organizations who wish to deploy a low cost VoIP calling system to support inter-office communication. We also have a server solution for businesses who wish to offer low cost VoIP and traditional long distance calling services without incurring the overhead to operate a PSTN system. Additionally, we have server solutions for existing telecom companies who wish to offer VoIP calling services.

Our IP Phones and servers are also available as OEM solutions. This can be done by customizing the circuit boards, existing phone models or manufacturing new phone sets.

We expect to add to our product suite new and innovative products on a regular basis to increase the value proposition of VoIP technology.

Our VoIP business is progressing well since its acquisition of IPN Communications in Q2 of 2003. The majority of our current business is derived from the Asia Pacific regions. We expect the market in Asia to remain strong. We plan to expand into the retail channels in North America in the near future, as well as stronger penetration into Europe, the Middle East, and Latin America.

We believe that there will be increasing demand for VoIP products and services overall as the technology continues to mature and proliferate. We will place significant emphasis on selling our products and services globally. We expect the current level of interest in our products and services to continually increase as we further penetrates the market and new products and services are rolled out.

Our VoIP revenues are derived from hardware and software licensing, hardware sales and residual long distance charges.

M2M Products. Panther Trak is our first M2M product. This GPS based vehicle tracking device was designed to initially focus on theft, recovery, and tracking services markets. The device, available in both GSM and CDMA, can be installed in a vehicle to allow it to be tracked, via a cellular network, from a central location the vehicle velocity, direction, idle time, route efficiency, destination arrivals and departures, etc. The device can also send an alert based on exception conditions such as the activation of a panic button or alarm, deployment of air bag, or move from a park location.

We also provide OEM or customized M2M solutions for various vertical markets. Some examples of M2M markets include security, public safety, automatic meter reading, supply chain management, vending machine management, industrial equipment monitoring, cargo/vehicle tracking, traffic control, and home automation.

Our M2M business is making steady progress. We have tested and are currently marketing our Panther Trak products in North America, Latin America, Asia and Europe.

Our M2M revenues are derived from hardware and software licensing, hardware sales and custom development.

Results of Operations

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30,
2003

Revenues. The net revenues for the quarter ended June 30, 2004 increased $1,315,440 or 49% to $4,007,156 as compared to net revenues of $2,691,716 for the same period in the prior year. The year-over-year increase in revenues were primarily due to the increased VoIP sales and the overall increase in consulting services.

Gross Profit. The gross profit for the quarter ended June 30, 2004 increased $1,121,857 or 1000% to $1,231,203 as compared to the gross profit of $109,346 for the same period in the prior year.

Operating Expenses. The operating expenses for the quarter ended June 30, 2004 were $696,145 as compared to the operating expenses of $817,444 for the same period in the prior year. The decrease is attributable to us implementing a general effort of reducing unnecessary costs and expenses working towards increased profitability.

Non-Operating Expenses. Interest expenses for the quarter ended June 30, 2004 were $13,286 as compared to $20,391 for the same period in the prior year. Factoring expenses for the quarter ended June 30, 2004 were $32,694 as compared to $0 for the same period in the prior year.

Net Income. As a result of the above, the net income for the quarter ended June 30, 2004 increased $1,211,614 or 166% to $479,808 as compared to the net loss of $731,806 for the same period in the prior year. The increase in net income was primarily due to the increased VoIP sales and the overall increase in consulting services. The basic earnings per share was $ .013 during the three months ended June 30, 2004 as compared to a loss of $.021 per share during the same period last year. The diluted earnings per share was $.011 during the three months ended June 30, 2004 as compared to a loss of $.021 per share during the same period last year.


Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Revenues. The net revenues for the six months ended June 30, 2004 increased $3,025,713 or 61% to $8,008,743 as compared $4,983,030 for the same period in the prior year. The year-over-year increase in revenues were primarily due to the increased VoIP sales and the overall increase in consulting services.

Gross Profit. The gross profit for the six months ended June 30, 2004 increased $1,834,175 or 465% to $2,228,466 as compared to the gross profit of $394,291 for the same period in the prior year. The increase was attributable to the increase in total sales resulting from the increased VoIP sales and increased consulting services

Operating Expenses. The operating expenses for the six months ended June 30, 2004 were $968,901 as compared to the operating expenses of $1,003,465 for the same period in the prior year.

Non-Operating Expenses. Interest expenses for the six months ended June 30, 2004 were $24,249 as compared to $30,498 for the same period in the prior year. Factoring expenses for the six months ended June 30, 2004 were $99,926 as compared to $0 for the same period in the prior year.

Net Income. As a result of the above, the net income for the six months ended June 30, 2004 increased $1,603,929 or 249% to $959,340 as compared to the net loss of $644,589 for the same period in the prior year. The increase in net income was primarily due to the increase in VoIP sales and consulting services. The basic earnings per share was $.026 during the six months ended June 30, 2004 as compared to a loss of $.021 per share during the same period last year. The dilutive earnings per share was $.023 during the six months ended June 30, 2004 as compared to a loss of $.021 per share during the same period last year.


Liquidity and Capital Resources

On June 29, 2004, we issued $3 million of convertible secured debt (the "$3 Million Financing"), including the issuance of warrants to purchase a total of 705,000 shares of our common stock. The proceeds from the $3 Million Financing improved our working capital position. As of June 30, 2004 we have $.6 million in cash and $1.2 million in restricted cash. Given our June 30, 2004 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will be adequate to satisfy our cash flow requirements through December 31, 2004. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under our accounts receivable financing.

We have two notes payable to the CEO and President of the Company with a total balance of $155,000, as of June 30, 2004. The notes are both due on September 30, 2004. The notes are unsecured and bear the annual interest rates of 6% on the unpaid principal balance. We plan to fully pay the both notes on or before September 30, 2004. The proceeds to pay both notes will either come from cash generated from operations or cash obtained in the $3 Million Financing (as discussed above).

Notes payable comprised of the following:

Convertible secured promissory note, interest rate
 or prime plus 2% (6% at June 30, 2004), commencing
 on August 1, 2004, interest shall be payable monthly,
 due June 29, 2007                                             $ 3,000,000
Unsecured note, interest rate 10%, interest payable
 on last day of each month, due January 15, 2004                    50,000
Unsecured note, interest rate 10%, interest payable at the
 end of the term or on demand, due February 4, 2004                 50,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, due June 30, 2004                   100,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, due August 11 , 2004                 50,000
Unsecured notes (officers) , interest rate 6%  interest payable
 at the end of the term or on demand, due  June 30, 2004           155,000
Unsecured note, Interest rate 12%, interest payable at the
 end of the term, due June 30, 2004                                 33,200
Unsecured note, Interest rate 12%, interest payable at the
 end of the term, due June 30, 2004                                 44,000
                                                               -----------
                                                                 3,482,200
                                                               -----------
Less debt discount (see Note 7)                                   (861,868)
Less current portion                                              (959,470)
                                                               ------------
Total long term portion                                        $ 1,660,862
                                                               ============

Our liquidity consists of $.6 million cash and restricted cash of $1.2 million and $3.3 million in accounts receivable. The Company's current liabilities consist of $1.2 million in accounts payable, accrued expenses, and short-term debts.

We may elect to raise capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that we can raise additional financing in the future.

We believe that our current cash position is sufficient to meet our capital expenditures and working capital requirements for the near term; however, the growth and technological change of the market make it difficult for us to predict future liquidity requirements with certainty and our forecast is based upon certain assumptions, which may differ from actual future outcomes. Over the longer term, we must successfully execute our plans to increase revenue and income streams that will generate significant positive cash flow if we are to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004 that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2004, there were no changes in our "internal" controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.




PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

In connection with the $3 Million Financing (as discussed elsewhere herein), we issued convertible debt in the amount of $3 million which is convertible into our common stock at $.66 per share or 4,545,455 common shares. Also in connection with the $3 Million Financing, we issued warrants to purchase 705,000 shares of our common stock at exercise prices ranging from $.73 to $.79 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit   Description
-------  ------------

 31       Certification pursuant Section 302
 32       Certification pursuant Section 906

On or about June 29, 2004 the Company filed a Form 8-K relating to its $3 Million Financing (as discussed elsewhere herein)


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date: August 17, 2004                 /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date: August 17, 2004                 /s/ Khanh Nguyen
                                    -------------------------------
                                    Title: President, Chief Operating Officer
                                    and Chief Financial Officer