Form 10QSB
period 2004-09-30
DATALOGIC INTERNATIONAL INC
filed 2004-11-19
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2004, there were 37,759,320 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

    =======================================================================

                              INDEX


PART I.  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Unaudited Condensed Consolidated Balance Sheet as of September 30, 2004

          Unaudited Condensed Consolidated Statement of Operations - Three and Nine Months Ended September 30, 2004 and 2003

          Unaudited Condensed Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2004 and 2003

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

  Item 6. Exhibits and Reports Filed on Form 8-K


SIGNATURES

                  PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2004
                            Unaudited)


                              ASSETS

CURRENT ASSETS
     Cash & cash equivalents                                   $    773,332
     Accounts receivable, net of allowance
        for bad debts of $ 120,331                                3,118,633
     Marketable securities                                           14,000
     Inventory                                                       37,896
     Prepaid expenses                                                79,324
                                                               -------------
           Total current assets                                   4,023,185

RESTRICTED CASH                                                   1,253,780

PROPERTY AND EQUIPMENT, net                                          66,440

INTANGIBLE ASSETS
     Licenses, net                                                   21,901
     Loan origination costs, net                                    285,083

DEPOSITS                                                              9,111
                                                               -------------
                                                               $  5,659,500
                                                               =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable & accrued expenses                       $  1,284,683
     Notes payable - officers                                       164,000
     Notes payable                                                  283,200
     Convertible debt - current portion                             477,270
                                                               -------------
           Total current liabilities                              2,209,153

CONVERTIBLE DEBT - LONG TERM PORTION                              2,522,730
                                                               -------------
           Total Liabilities                                      4,731,883

MINORITY INTEREST                                                   209,117

STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value; Authorized shares
       100,000,000 Issued and outstanding shares 37,759,320          37,759
     Additional paid in capital                                   3,162,369
     Shares to be issued                                             42,457
     Prepaid consulting expense                                    (244,102)
     Beneficial conversion feature                                 (807,291)
     Comprehensive income                                          (189,500)
     Accumulated deficit                                         (1,283,192)
                                                               -------------
           Total stockholders' equity                               718,500
                                                               -------------

                                                               $  5,659,500
                                                               =============




       The accompanying notes are an integral part of these unaudited consolidated financial statements.


                   DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the three month periods  For the nine month periods
                                                 ended September 30,         ended September 30,
                                                 2004          2003           2004         2003
                                           -------------- -------------- ------------- -------------
Net revenue                                $   3,050,110  $   2,780,609  $ 11,058,853  $  7,763,639

Cost of revenue                                2,634,388      2,446,165     8,414,665     7,034,904
                                           -------------- -------------- ------------- -------------

Gross profit                                     415,722        334,444     2,644,188       728,735

Operating expenses                               631,292        128,351     1,600,193     1,029,739
                                           -------------- -------------- ------------- -------------

Profit (loss) from Operations                   (215,570)       206,093     1,043,995      (301,004)

Non-operating income (expense):
    Factoring expense                                  -        (72,095)      (99,926)     (102,077)
    Interest expense                            (106,306)       (20,116)     (130,555)      (50,614)
                                           -------------- -------------- ------------- -------------
      Total non-operating income (expense)      (106,306)       (92,211)     (230,481)     (152,691)
                                           -------------- -------------- ------------- -------------
Income (loss) before income tax and
  minority interest allocation                  (321,876)       113,882       813,514      (453,695)
                                           -------------- -------------- ------------- -------------

Provision for income tax                               -              -         1,600         1,600

Minority interest allocation                     (16,516)       (13,722)     (190,966)      (17,039)
                                           -------------- -------------- ------------- -------------

Net income (loss)                          $    (338,392) $     100,160  $    620,948  $   (472,334)
                                           ============== ============== ============= =============

Basic earnings (loss) per share            $      (0.009) $       0.003  $      0.017  $     (0.015)
                                           ============== ============== ============= =============

Basic weighted average shares outstanding     37,237,391     36,929,887    36,970,059    32,078,736
                                           ============== ============== ============= =============

Diluted earnings (loss) per share *        $      (0.009) $       0.003  $      0.015  $     (0.015)
                                           ============== ============== ============= =============

Diluted weighted average shares outstanding   37,237,391     36,929,887    42,802,872    32,078,736
                                           ============== ============== ============= =============

*    Weighted average number of shares used to compute basic and diluted loss per share in 2003 is the same since  the effect of dilutive securities is anti-dilutive for the three and nine months ended September 30, 2004.



The accompanying notes are an integral part of these unaudited consolidated financial statements.


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                   For the nine month periods
                                                        ended September 30,
                                                         2004       2003
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                $    620,948  $   (472,334)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                      122,233        27,535
     Issuance of shares for service                     215,451       756,090
     Issuance of shares for compensation                 45,196        90,334
     Options granted for consulting services              1,205             -
     Minority interest                                  170,417        35,189
     (Increase) decrease in current assets:
        Receivables                                  (1,585,089)   (1,951,032)
        Prepaid expenses                                (78,349)        4,573
        Inventory                                        28,329       (68,974)
        Deposits                                         (2,499)      (37,636)
     Increase (decrease) in current liabilities:
        Accounts payable and accrued expense            446,276      (139,368)
                                                   ------------- -------------
  Total Adjustments                                    (636,830)   (1,283,289)
                                                   ------------- -------------
     Net cash used in operating activities              (15,882)   (1,755,623)
                                                   ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in restricted cash                        (1,253,780)            -
  Sale (purchase) of treasury stock                     150,904       (10,000)
  Acquisition of property & equipment                   (14,351)      (43,986)
                                                   ------------- -------------
     Net cash used in investing activities           (1,117,227)      (53,986)
                                                   ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt                      3,000,000             -
  Payment of debt issuance costs                       (311,000)            -
  Payments to factor                                   (854,301)            -
  Proceeds from factor                                        -     1,587,100
  Proceeds from loan                                    225,000       246,803
  Payment of loans                                     (160,000)            -
  Payment on line of credit                            (429,406)            -
  Proceeds from line of credit                          182,631           571
                                                   ------------- -------------
     Net cash provided by  financing activities       1,652,924     1,834,474
                                                   ------------- -------------

NET INCREASE IN CASH & CASH EQUIVALENTS                 519,815        24,865

CASH & CASH EQUIVALENTS, BEGINNING BALANCE              253,517             -
                                                   ------------- -------------
CASH & CASH EQUIVALENTS, ENDING BALANCE            $    773,332  $     24,865
                                                   ============= =============


       The accompanying notes are an integral part of these unaudited consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

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

On June 2, 2003, the Company closed a transaction, whereby it acquired 51% of the issued and outstanding shares of capital stock of i-PhoneHome, Inc., a California corporation which was 100% owned by several individuals. In exchange for 51% of the shares common stock of i-PhoneHome, Inc., the Company issued i-PhoneHome, Inc., fifty-seven thousand ($57,000) dollars in restricted common stock. On December 2, 2003, the Company issued i-PhoneHome, Inc. an additional forty thousand ($40,000) dollars in restricted common stock provided that this agreement remained valid and that i-PhoneHome, Inc. is profitable on or about this date.

On July 24, 2003, i-PhoneHome, Inc. changed its name to IPN Communications,
Inc.

On January 5, 2004, the Management agreement with IPN Communications, Inc. was amended. The term of the Agreement shall remain in effect until December 31, 2004 unless terminated prior to that time in accordance with the terms in the Agreement. The amendment provided for DataLogic to pay IPN in the amount of $100,000 payable in DataLogic restricted common stock in full consideration of IPN's performance of services. In addition, DataLogic shall pay IPN eleven percent of net profits. DataLogic shall no longer be obligated to pay IPN monthly service fees or any other payout based on the net profit milestones as outlined in the original Management Agreement. In lieu of the agreement, the company issued 370,370 shares of common stock valued at $ 100,000 on January 5, 2004.

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2003 were filed on April 9, 2004 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________


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

Following is a summary of investment securities classified as available for sale as on September 30, 2004:


                                     Cost Basis  Fair Value  Unrealized loss

Marketable securities-Common stock   $  203,500    $   14,000  $  189,500

Unrealized holding gains and losses for the nine month period ending September 30, 2004 amounted to $47,000.

Intangible Assets

Net intangible assets at September 30, 2004 were as follows:

                Website Development             $     4,900
                Loan Origination Costs              311,000
                Licensing Rights                     39,000
                                                ------------
                                                    354,900
                Less Accumulated amortization       (47,916)
                                                ------------

                                                $   306,984
                                                ============

                Client lists                    $    33,086
                Less Accumulated amortization       (33,086)
                                                ------------
                                                $         -
                                                ============

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________


    Amortization for years 2004 through 2007 will be as follows:

              2004                 $        29,526
              2005                         118,300
              2006                         107,324
              2007                          51,834
                                   ----------------
              Total                $       306,984
                                   ================

Segment Reporting

The Company has two reportable segments consisting of the consulting services and the sale of phones. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company reportable segments for the Three month and nine months period ended September 30, 2004 (in thousands):

For the three month period ended September 30, 2004 (in thousands):


                                          Voice Over
                             Consulting   IP (VoIP)
                             Segment      Segment      Unallocated    Total
                             ------------ ------------ ----------- ----------
Revenue                      $     2,793  $       258  $        -  $   3,051

Gross Margin                         360           56           -        416

Depreciation & amortization          (81)          (8)          -        (89)

Interest expense                    (101)          (5)          -       (106)

Income from continuing
 operations before Income taxes     (380)          17          25       (338)

Identifiable assets                4,730          926           -      5,656

Capital expenditures                   -            -           -

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________



For the nine month period ended September 30, 2004 (in thousands):


                                          Voice Over
                             Consulting   IP (VoIP)
                             Segment      Segment      Unallocated    Total
                             ------------ ------------ ----------- ----------
Revenue                      $     8,990  $     2,069  $        -  $  11,059

Gross Margin                       1,757          887           -      2,644

Depreciation & amortization          (96)         (20)         (8)      (124)

Interest expense                    (121)         (10)       (131)

Income from continuing
 operations before Income taxes      436          199         (14)       621

Identifiable assets                4,730          926           -      5,656

Capital expenditures                   3           11           -         14


The Company operated in one segment for the three month and nine month period ending September 30, 2003.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine month ended September 30, 2004 as follows ($ in thousands, except per share amounts). :

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________




            Net Income - as reported                   $       621
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                                 -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                             (228)
                                                        -------------
            Pro forma net loss                          $      393
                                                        =============
            Earnings per share:
            Basic, as reported                                0.02
            Diluted, as reported                              0.02
            Basic, pro forma                                  0.01
            Diluted, pro forma                                0.01

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:


                       Risk-free interest rate                4.35%
                       Expected life of the options           2 years
                       Expected volatility                    272%
                       Expected dividend yield                  -


Following is a summary of the stock option activity:


                      Outstanding at December 31, 2003         1,750,000
                      Granted                                  1,105,000
                      Forfeited                                 (600,000)
                      Exercised                                        -
                                                             ------------

                      Outstanding at September 30, 2004        2,255,000
                                                             ============

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________



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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________



NOTE 4 - DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. The Company discontinued the services of factor as of June 30, 2004. All the outstanding balances due to the factor have been paid in full. In connection with the factoring agreement, the Company incurred fees of $99,926 during the period ended September 30, 2004.

NOTE 5 - NOTES PAYABLE- OFFICER

The company repaid $ 10,000 of the loan from officer during the three month period ended September 30, 2004. The notes payable to the officers amounted to $ 164,000 at September 30, 2004. The notes are unsecured and bear the annual interest rates of 6% and 12% on the unpaid principal balance. Interest on these notes for the period ended September 30, 2004 and 2003 amounted to $11,900 and $14,445.

NOTE 6 - NOTES PAYABLE & LINE OF CREDIT

Notes payable comprised of the following:

Unsecured note, interest rate 10%, interest payable on last day of
 each month, due January 15, 2004                                   $  50,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, due June 30, 2004                       50,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, due December 31, 2004                  150,000
Unsecured note, Interest rate 12%, interest payable at the
 end of the term, due June 30, 2004                                    33,200
                                                                   -----------
                                                                   $  283,200
                                                                   ===========

Interest on these notes for the period ended September 30, 2004 and September 30, 2003 was $11,805 and $9,043 respectively.

The Company has a line of credit from a financial institution for $450,000. The line expired on May 31, 2004. The line is secured by the Company's assets, is personally guaranteed by CEO of the Company and bears an interest rate of 4.38%.

NOTE 7 - CONVERTIBLE DEBT

On June 25, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (Purchaser) in connection with the private placement of a convertible term note issued by the company in the principal amount of $3,000,000 due June 25, 2007 and a common stock purchase warrant. The note is convertible into shares of common stock, $.001 par value at a fixed conversion rate of $0.66, and bears an interest rate at prime plus 2%. The warrant provides for the purchase of up to 705,000 shares of common stock, at exercise prices ranging from $0.73 to $0.79, until June 25, 2011. The warrants have

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________


cashless exercise features. $1,250,000 of the principal amount of the Note will be held in a restricted account by the company but under the sole dominion and control of the Purchaser as security for the company's and its subsidiaries' obligations under the Securities Purchase Agreement and related agreements. Funds will be released to the company from this account upon conversion of principal once the company has reduced the unrestricted principal amount of the Note ($1,750,000) to zero or upon the satisfaction of other specified conditions. The notes are secured by all the Company's assets and the assets of the subsidiaries.

The Company incurred $311,000 as the loan origination cost for the debt. The Company will amortize the cost over the period of the loan. The Company amortized $285,083 for the period ending September 30, 2004. The Company recorded the beneficial conversion feature associated with the debt for $431,818. These costs have been reduced from the long term portion of the convertible debt on the balance sheet and will be amortized over their lives. The Company recorded the beneficial conversion feature associated with the warrants for $430,050. The Company has recorded amortization expense for $54,577 for the period ending September 30, 2004 on these costs.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $2,157 and $0 for income tax during the period ended September 30, 2004 and 2003. The Company paid $38,611 and $35,817 interest during the period ended September 30, 2004 and 2003, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $75,000 has been expensed for the nine months period ending September 30, 2004.

NOTE 10 - STOCKHOLDERS' EQUITY

Common stock

During the period ended September 30, 2004, the Company issued common stocks in exchange of various services to following parties:

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $75,000 has been expensed for the period ending September 30, 2004.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________



The company entered into a consulting agreement on February 27, 2004 under which it will issue 180,000 shares as consideration for the consulting services to be provided under the agreement. The company has issued 137,099 shares as of September 30, 2004. The company has recorded the cost of services based on 20 day average of stock price at the date of agreement amounting to $160,200. The cost will be amortized over the period of service. $93,450 has been expensed for the period ending September 30, 2004.

The company issued 30,000 shares of common stock for consulting services amounting $22,200.

The company issued 75,000 shares of common stock for salary expenses amounting to $ 43,500.

The company issued 497,500 shares of common stock for prepaid consulting expenses amounting $188,413. The cost will be amortized over the period of service. $ 24,026 has been expensed for the period ending September 30, 2004.

The company issued 150,000 shares of common stock for prepaid legal fees amounting $ 62,700. The cost will be amortized over the period of service. $0- has been expensed for the period ending September 30, 2004.

The company issued 25,000 shares of common stock for prepaid directors compensation amounting $10,175. The cost will be amortized over the period of service. $ 1,696 has been expensed for the period ending September 30, 2004.

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

The option exercise prices were $0.04 for the first 200,000 options and $0.03 for 400,000 options which were the same as fair value of the shares at the time of granting of the options.

Pursuant to the Corporate Stock Option Plan, the Company granted 1,150,000 options to two key employees during the year ended December 31, 2003. 440,000 options vested immediately and remaining options will vest quarterly, over 3 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________


Pursuant to the Corporate Stock Option Plan, the Company granted 130,000 options to two key employees during the three months period ended March 31, 2004. 52,000 options vested immediately and remaining options will vest quarterly, over 2 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.

Pursuant to the Corporate Stock Option Plan, the Company granted 200,000 options to two key employees during the three months period ended June 30, 2004. 80,000 options vested immediately and remaining options will vest quarterly, over 2 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.

Pursuant to the Corporate Stock Option Plan, the Company granted 775,000 options to five key employees during the three months period ended September 30, 2004. 265,000 options vested immediately and remaining options will vest quarterly, over 2 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.

NOTE 11 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share for the nine-month period ended September 30, 2004 and 2003 determined by dividing net income (loss) for the periods by the weighted average number of basic and diluted shares of common stock outstanding.

NOTE 12- MAJOR CUSTOMERS

Two major customers provided 80% of the net revenue for the period ended September 30, 2004. Total receivable from these major customers amounted to approximately $1,906,871.

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

NOTE 14 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $1,283,192 at September 30, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________



Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended September 30, 2004, towards management of liabilities and improving the operations. The Company has a revolving line of credit through their bank to be used as working capital. The management believes that the above actions will allow the Company to continue its operations through the next twelve months.

NOTE 15 - SUBSEQUENT EVENT

On November 5, 2004, the Company entered into an agreement to purchase the remaining 49% interest in its subsidiary, IPN Communications, Inc. to make it a wholly owned subsidiary.

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

     . administrative and selling expenses);

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

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Expenses are recognized in the period in which the corresponding liability is incurred.

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

IPN Communications, Inc, a majority-owned subsidiary, is a provider of voice-over Internet protocol (VoIP) telephony products and services. We offer alternative communication solutions via low-cost, high-quality telephony services via the Internet. Our target markets are consumers and business users worldwide who seek to reduce communication costs. IPN's product suite includes USB and Ethernet based VoIP phones, IP Phone adapter, videophones, and turnkey servers that support in-network VoIP calling and VoIP to public-switch telephone networks (PSTN). On November 5, 2004, we acquired the remaining outstanding 49% of shares outstanding of IPN Communications, Inc.

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

We also offer standard or custom turn-key server solutions that come with all the necessary billing software and hardware to support the in-network calls as well as to interface to any long distance carrier of choice for PSTN calls. The system can be deployed anywhere in the world. It can also be hosted and maintained by IPN for fee.

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

Our VoIP products have been sold primarily to distributors and resellers. To expand our market shares, we will offer the products directly to the general consumer beginning in Q4. We plan to do this via direct sales through our on-line web site as well as strategic alliance with various domestic and international retail channels.

To gain market shares, we have also reduced our licensing cost. This has resulted in lower revenues and margins for our server sales. As a trade off, we expect to capture more sales in our turn-key servers which should eventually result in additional sales in phone equipment.

M2M Products. Panther Trak(tm) is our first M2M product. This GPS based vehicle tracking device was designed to initially focus on theft, recovery, and tracking services markets. The device, available in both GSM and CDMA, can be installed in a vehicle to allow it to be tracked, via a cellular network, from a central location the vehicle's velocity, direction, idle time, route efficiency, destination arrivals and departures, etc. The device can also send an alert based on exception conditions such as the activation of a panic button or alarm, deployment of air bag, or move from a park location.

We also provide OEM or customized M2M solutions for various vertical markets. Some examples of M2M markets include security, public safety, automatic meter reading, supply chain management, vending machine management, industrial equipment monitoring, cargo/vehicle tracking, traffic control, and home automation.

Our M2M business is making steady progress. We have tested and are currently marketing our Panther Trak(tm) products in North America, Latin America, Asia and Europe.

Our M2M revenues are derived from hardware and software licensing, hardware sales and custom development.

The sale cycle for our Panther Trak(tm) was found to be longer than expected. Sales to large accounts often require additional customization to our hardware and software as well as longer test time. However, we believe these sales are potentially material with frequent follow-up orders.

As a result of our system customization efforts, we have expanded our device capability to include support for microLan and Wi-Fi. We believe these technologies will allow us to capture other M2M vertical markets in the future.

Some of our distributors' purchase commitments have not materialized as expected. This has resulted in us booking less than projected sales for the period ended September 30, 2004. We continue to work with these distributors to address any outstanding issues and have reasons to believe that this will lead to additional sales in the near future.

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Revenues. The net revenues for the quarter ended September 30, 2004 increased $269,501 or 9.7% to $3,050,110 as compared to net revenues of $2,780,609 for the same period in the prior year. The year-over-year increase in revenues were primarily due to the increased VoIP sales and the overall increase in consulting services.

Gross Profit. The gross profit for the quarter ended September 30, 2004 increased $81,278 or 24.3% to $415,722 as compared to the gross profit of $334,444 for the same period in the prior year.

Operating Expenses. The operating expenses for the quarter ended September 30, 2004 were $631,292 as compared to the operating expenses of $128,351 for the same period in the prior year. The increase is attributable to financing fees, financing related legal fees, shareholder meeting expenses, general R & D, product development costs, and increase in operational, administrative and marketing costs.

Non-Operating Expenses. Interest expense for the quarter ended September 30, 2004 was $106,306 as compared to $20,116 for the same period in the prior year. Factoring expenses for the quarter ended September 30, 2004 were $0 as compared to $72,095 for the same period in the prior year.

Net Loss. As a result of the above, the net loss for the quarter ended September 30, 2004 was $338,392 as compared to the net income of $100,160 for the same period in the prior year. The loss was primarily due to the higher general and one time operating expenses. The basic loss per share was $0.009 during the three months ended September 30, 2004 as compared to an income of $0.003 per share during the same period last year. The diluted loss per share was $0.009 during the three months ended September 30, 2004 as compared to an income of $0.003 per share during the same period last year.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Revenues. The net revenues for the nine months ended September 30, 2004 increased $3,295,214 or 42.4% to $11,058,853 as compared $7,763,639 for the same period in the prior year. The year-over-year increase in revenues were primarily due to the increased VoIP sales and the overall increase in consulting services.

Gross Profit. The gross profit for the nine months ended September 30, 2004 increased $1,915,453 or 262.8% to $2,644,188 as compared to the gross profit of $728,735 for the same period in the prior year. The increase was attributable to the increase in total sales resulting from the increased VoIP sales and increased consulting services

Operating Expenses. The operating expenses for the nine months ended September 30, 2004 were $1,600,193 as compared to the operating expenses of $1,029,739 for the same period in the prior year.

Non-Operating Expenses. Interest expense for the nine months ended September 30, 2004 was $130,555 as compared to $50,614 for the same period in the prior year. Factoring expenses for the nine months ended September 30, 2004 were $99,926 as compared to $102,077 for the same period in the prior year.

Net Income. As a result of the above, the net income for the nine months ended September 30, 2004 increased to $620,948 as compared to the net loss of $472,334 for the same period in the prior year. The increase in net income was primarily due to the increase in VoIP sales and consulting services. The basic earnings per share was $0.017 during the nine months ended September 30, 2004 as compared to a loss of $0.015 per share during the same period last year. The dilutive earnings per share was $0.015 during the nine months ended September 30, 2004 as compared to a loss of $0.015 per share during the same period last year.

Liquidity and Capital Resources

On June 29, 2004, we issued $3 million of convertible secured debt (the "$3 Million Financing"), including the issuance of warrants to purchase a total of 705,000 shares of our common stock. The proceeds from the $3 Million Financing improved our working capital position. As of September 30, 2004 we have $773,332 in cash and $1,253,780 in restricted cash. Given our September 30, 2004 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will be adequate to satisfy our cash flow requirements through December 31, 2004. Our cash flow estimates are based upon achieving certain levels of sales, reductions in operating expenses and liquidity available under our accounts receivable financing.

Our liquidity primarily consists of $773,332 in cash and restricted cash of $1,253,780 and $3,118,633 in accounts receivable. The Company's current liabilities consist of $2,209,153 in accounts payable, accrued expenses, and short-term debts.

Our consulting services business segment is cash intensive and often consume most of our working capital. Due to a weak market, we were unable to access additional funding from the restricted cash or convert our loan payments to stock during the period ended September 30, 2004. Because of the financial limitation, we were unable to fully execute our business plan as well as aggressively market our products and services. This had resulted in lower than projected sales and net profits.

Our plans to enter the consumer retail VoIP market will require additional capital for operation, marketing and inventory. We will seek to access our restricted cash to support this growth plan but will not guarantee such access is possible due to the potential market volatility that is beyond our control.

We may elect to raise additional capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product offerings together with development of new technology, products and services. There can be no assurance that we can raise additional financing with favorable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004 that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2004, there were no changes in our "internal" controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                    DataLogic International, Inc.
                                   (Registrant)

Date: November 19, 2004                 /s/ Derek Nguyen
                                    -------------------------------
                                    Title: Chief Executive Officer


Date: November 19, 2004                 /s/ Khanh Nguyen
                                    -------------------------------
                                    Title: President, Chief Operating
                                    Officer and Chief Financial Officer