Form 10KSB
period 2004-12-31
DATALOGIC INTERNATIONAL INC
filed 2005-05-09
CIK 1083273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

                           (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the period ended December 31, 2004

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


                 18301 Von Karman Ave, Suite 250
                    Irvine, California 92612
  -------------------------------------------------------------
  (Address of principal executive offices, including zip code)

 Registrant's Telephone No., including area code: (949) 260-0120


Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to section 12(g) of the Act:

             Common Stock, par value $.001 per share
             ---------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 31, 2004, was approximately $14,639,750 based on a price on such date.

The number of shares issued and outstanding of the Common Stock as of March 31, 2005 was 39,925,896.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]



                        TABLE OF CONTENTS


PART I.......................................................................3
   ITEM 1. BUSINESS..........................................................3
   ITEM 2. PROPERTY.........................................................15
   ITEM 3. LEGAL PROCEEDINGS................................................16
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............16

PART II.....................................................................16
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS..........................................................16
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................17
   ITEM 7. FINANCIAL STATEMENTS ............................................27
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................52
   ITEM 8A CONTROL AND PROCEDURES...........................................52
   ITEM 8B OTHER MATTERS....................................................52
PART III....................................................................53
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................53
   ITEM 10. EXECUTIVE COMPENSATION..........................................54
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..55
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............56
   ITEM 13. EXHIBITS........................................................56
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................57
SIGNATURES..................................................................57
CERTIFICATIONS..............................................................58

                             PART I

ITEM 1. BUSINESS

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, including discussions of the Company's business strategies and market factors influencing the Company's results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by the Company as a result of various factors, both foreseen and unforeseen, including, but not limited to, the Company's ability to continue to offer new services and increase sales in markets characterized by rapid technological evolution, consolidation within the Company's target marketplace and among the Company's competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact the Company's ability to achieve it goals. Interested persons are urged to review the risks described under "Item 1. Business. Risk Factors" and in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission.

Company Overview

DataLogic International, Inc. ("DataLogic" or the "Company") through its wholly owned subsidiaries provides Information Technology (IT) outsourcing and consulting services to a wide range of U.S. and international governmental agencies and commercial enterprises. The Company's services capitalize on the ongoing trend toward strategic IT outsourcing and address growing markets such as public safety and homeland security. The Company also leverages its technology expertise, customer relationships and supplier channels to develop solutions addressing rapidly growing communications markets, including VoIP (Voice over Internet Protocol) communications and GPS vehicle tracking.

The Company, originally named Galveston Oil & Gas, Inc., was incorporated in the State of Delaware on October 3, 1996. Its initial business was in the development of oil and gas properties. After the consummation of a series of corporate acquisitions, the nature of the Company's business changed from development of oil and gas properties to the business of facilitating the consumption of information, products and services via the Internet. The Company changed its name to TopClick International, Inc. on February 5, 1999 and then, to DataLogic International, Inc. on July 23, 2001.

On July 20, 2001, the Company completed the acquisition of DataLogic Consulting, Inc. (DCI), a Texas corporation, formed on August 20, 1993, in a business combination with DCI being the surviving entity for accounting purposes. Pursuant to the Acquisition Agreement, the shareholders of DCI exchanged 100% of the issued and outstanding shares of DCI for 17,500,000 shares of the Company's common stock.

The Company's wholly owned subsidiaries include DCI and IPN Communications, Inc. DCI provides complete IT consulting services that include but are not limited to project management, system analysis, design, implementation, testing and maintenance. The services can be provided at the clients' locations or off-site at the Company's US or affiliated offshore facilities. DCI also provides short- and long-term staffing solutions to IT clients, healthcare providers and other businesses.

IPN Communications, Inc., a California corporation (IPN), provides VoIP telephony products and services worldwide. IPN derives its VoIP revenues from phone sets, communication servers, software and hardware licenses, and residual global long distance airtime sales. The Company increased its ownership of IPN from 51% to 100% on November 5, 2004.

On January, 2004, the Company acquired the Machine-to-Machine (M2M) technology from two technologists and entered into the mobile asset tracking business. Panther Trak(TM) is the Company's first product in the M2M mobile asset tracking vertical market. This GPS based mobile asset tracking device was designed to focus largely on theft, recovery, and tracking services.

The Company derives its M2M revenues from the selling of the mobile tracking units, software and hardware licenses, and residual income from monthly user subscription fees.

The Company now consists of two core businesses Consulting Services and Communications.


Company Strategy

Our strategy is the maintenance and growth of our core businesses. Among the key elements central to this strategy are:

      o Continued development and enhancement of select products, services and solutions for target markets;

      o Continued investments in the Company's infrastructure including but not limited to product development, sales, implementation, and support;

      o Continued efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline; and

      o Addition of new customers through maintaining and expanding sales, marketing and service and product development activities.

As a whole, we are pursuing an aggressive growth strategy with a combination of organic and acquired growth in all our business segments.

Organically, our plans include expanding service offerings to existing clients, revisiting past client relationships to rekindle revenue streams and generally capturing market share in the growth industries the Company services. Our strategy for expanding our market share involves a strong focus on quality customer service and competitive rates. We plan to achieve this by leveraging our efficient operation and utilizing the economy of scale to provide quality and economic products, services and solutions to our clients.

We are also pursuing a growth strategy through acquisitions that can provide 1.) new service offerings that can be marketed to existing clients, 2.) new clients and contracts and 3.) products and services that support our communications products and provide recurring, predictable service and maintenance revenue streams.

For our acquisition strategy we are targeting companies that have an established market presence in their respective fields, along with a loyal customer base that can be used to cross-sell other products and services. The success of our acquisition strategy depends not only on our ability to identify and acquire businesses on a cost-effective basis but also upon our ability to integrate the acquired operations into our organization effectively, to retain clients of the acquired businesses, to retain the personnel of the acquired companies and to obtain additional financing.

Each of our business units has unique opportunities and strategies as follows:

Consulting Services.

We plan to capitalize on the growth trends in IT outsourcing by large corporations and public entities that look to economize their operations, move fixed costs to variable costs, and focus on core competencies. IT outsourcing is now a prevalent practice due to the proliferation and increased sophistication of technology in the workplace. In addition, thousands of IT service providers have entered the market, which has created acquisition opportunities for the Company.

The Q1 2005 acquisition of the assets of New Mexico-based IS Solutions, LLC
(ISS) brings the Company increased ability to provide new IT services for public safety and homeland security customers.

Communications.

VoIP. We provide low-cost, high-quality VoIP solutions that are marketed to businesses and consumers worldwide. We offer complete solutions including:
Turn key communication servers with accounting and billing systems, other required software and hardware licenses, phone sets, private labeling, hosting, co-locating, and residual international long distance airtime.

We target underserved telecommunications markets and are currently working with various telecommunications companies, ISP , system integrators and distributors in Asia, the Middle East, South America, Australia, Africa and Europe to deploy our solutions to the respective local markets.

Mobile Asset Tracking. We provide complete solutions for real-time vehicle and asset management services. Our competitively priced Panther Trak(TM) device harnesses wireless connectivity and the Global Positioning System (GPS) to allow a complete range of customer-defined options in keeping track of valuable vehicular assets.

Panther Trak allows complete control from a user's cell phone, PC, or landline, including customized functions, such as notification when the vehicle or asset is moved, disabling the vehicle or even unlocking the vehicle doors with a cell phone from anywhere in the world. In the event of a kidnapping, a hidden microphone can be activated to listen to what is happening in the vehicle.

Secured Mobile Communications. Through our recent acquisition of the assets of IS Solutions, LLC (New Mexico), we now offer a next-generation encryption and two-factor authentication product, EncrypTAC(TM). EncrypTAC allows law enforcement agents using mobile communications to efficiently access FBI databases without compromising security. EncrypTAC is already approved by New Mexico-based police departments and is ready for nationwide launch.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.


Clients

Our client base for consulting services is predominantly located in North America. It includes small to large commercial businesses as well as all levels of governmental agencies. Among the industries that the Company serves includes Communications, Energy, Financial, Government, Education, Public Safety, Homeland Security, Healthcare, Manufacturing, Retail and Transportation.

Our current client base for VoIP products and services is predominantly located Asia. The Company also has clients in the North America, South America and Eastern Europe. The majority of VoIP clients are distributors, resellers, system integrators, telecommunication companies, ISP's, call center operators, and long distance wholesalers. We also sell our VoIP equipment directly to general consumers.

Our current client base for the mobile asset tracking products is predominantly located in North America. The Company also has clients in South America and Europe. The majority of the GPS clients are distributors, resellers, or system integrators.

Our client base for the Secured Mobile Communications product is primarily public safety and homeland security agencies.


Sales and Marketing

We use a direct sales force, online marketing, strategic partnerships and distributor programs to market our products and services. The direct sales force consists of in-house business development personnel and account managers who market the products and services to senior business executives, information officers, information systems managers and others who make purchasing decisions. Our strategic partnerships provide us with additional potential businesses via a split-fee, revenue sharing or commission-based arrangement.

Our direct sales force typically responds to proposals and makes presentations to potential clients. Our sales employees identify prospective clients through a variety of means, including sourcing of proposals, referrals from existing clients, industry consultants, and trade shows and seminars. Our sales cycle can vary significantly and typically ranges from three to twelve months from initial contact to contract execution.

We engage in advertising and other traditional marketing techniques such as client referrals, trade shows, and personal sales calls to targeted clients. Relationships with our larger clients and key governmental personnel are maintained and fostered by at least one of our executive officers. We derive a large part of our business from repeat sales to our clients and look to continually expand product and service offerings with existing clients.

The Company's principal products and services do not require any special government approval that is unique to the Company. The Company is subject to the same array of federal, state and local laws and regulations that affect other business in the information technology and service industry.

During each of the last two fiscal years, the Company spent a limited amount on research and development activities.


Intellectual Property

We have registered our key Internet URLs, www.dlgi.com, www.datalogicconsulting.com, www.ipncom.com, and www.iphonecenter.net, and review these registrations on a regular basis to ensure that they remain current and in good standing. We currently do not hold any patents but plan to apply for some in the near future to protect our Communications technologies.

While the Company has applied for registration of trademarks, service marks and registered domain names in an effort to protect them, it cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.


Costs and Effects of Compliance with Environmental Laws

The Company has not incurred any separately identifiable costs to comply with environmental laws.

Competition

The markets for the Company's products and services are intensely competitive. The industry is highly fragmented and includes numerous competitors, none of which we believe dominates these markets. The markets the Company services are subject to rapid changes in technology, and we expect that competition in these market segments will increase as new competitors enter the market. We believe our principal competitive advantages are the features and capabilities of our products and services, our high level of customer support, and our extensive experience in the industry.


Employees

As of December 31, 2004, the Company had 448 employees. There were 407 part-time and 41 full-time employees including 10 employees consisting of executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees. The Company has employment agreements with senior management and with each of its billable employees.


Risk Factors

The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations will likely suffer. Any of these or other factors could harm our business and future results of operations and may cause you to lose all or part of your investment.

We provide quality consulting services to Fortune 1000 clients and governmental agents. During the year ended December 31, 2003, we were awarded a material expansion of several multi-year contracts with several state agencies. Our dependence on major customers subjects us to significant financial risks in the operation of our business if a major customer were to terminate or materially reduce, for any reason, its business relationship with us. Further, some of our government agency customers are subject to unique political and budgetary constraints and have special contracting requirements that may affect our ability to obtain new government customers. In addition, future sales to government agencies will depend on our ability to meet government contracting requirements, certain of which may be onerous or impossible to meet, resulting in our inability to obtain a particular contract. Common requirements in government contracts include bonding; provisions permitting the purchasing agency to modify or terminate, at will, the contract without penalty; and provisions permitting the agency to perform investigations or audits of our business practices.

We face significant competition. The markets for our products and services are intensely competitive and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, service offerings, product development and marketing resources than we do.

Competitive pressures and other factors may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition.

Our quarterly operating results have historically fluctuated and may do so in the future. Our revenue has fluctuated in the past, and may fluctuate in the future from quarter to quarter and period to period, as a result of a number of factors including, without limitation:

    .   the size and timing of orders from clients;

    .   the length of sales cycles;

    . changes in pricing policies or price reductions by us or our competitors;

    . the timing of new product announcements and product introductions by us or our competitors;

    . changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

    .   the availability and cost of system components;

    .   the financial stability of clients;

    . market acceptance of new products, applications and product enhancements;

    .   our success in expanding our sales and marketing programs;

    .   execution of or changes to Company strategy;

    .   personnel changes; and

    .   general market/economic factors.

Due to all of the foregoing factors, it is possible that our operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected.

The price of our shares and the trading volume of our shares have been volatile historically and may continue to be volatile. Volatility may be caused by a number of factors including but not limited to:

    .  Actual or anticipated quarterly variations in operating results;

    .  rumors about our performance or merger and acquisition activity;

    . changes in expectations of future financial performance or changes in estimates of securities analysts;

    .  governmental regulatory action;

    .  client relationship developments;

    .  purchases or sales of Company stock;

    .  changes occurring in the markets in general; and

    .  other factors, many of which are beyond our control.

Two of our directors and principal shareholders beneficially owned approximately 36% of the outstanding shares of our common stock at December 31, 2004 which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, which influence may be alleged to conflict with our interests and the interests of our other shareholders.

We have identified areas of weaknesses in our internal controls for IPN which existed at the end of our fiscal year ended December 31, 2004. Although we have taken steps to remedy these weaknesses, our ability to implement and maintain a full system of internal controls and proper corporate governance will depend upon our ability to attract both capital and human resources, and if we are unsuccessful we risk being violation of our public company reporting obligations in the future, which could give rise to potential regulatory and/or shareholder actions that could have a material adverse effect upon our business and financial condition, and the market value of our stock.

For the year ended December 31, 2004, our management identified material weaknesses in our internal controls and a lack of segregation of duties for IPN which resulted from, among other things, a lack of a systematic and formal
system of checks and balances in our corporate governance.   We also have a
very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. We believe that our current system of internal controls, in light of the changes we have made since the end of fiscal year 2004, are generally adequate. However, if we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares.

There can be no assurance that we will be successful in our product development efforts, that the market will continue to accept our existing products, or that new products or product enhancements will be developed and implemented in a timely manner, or achieve market acceptance. If new products or product enhancements do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

If we fail to develop and introduce in a timely manner new products and services compatible with emerging technologies, we may not be able to compete effectively and our ability to generate revenue will suffer.

The industry in which we operate is subject to significant technological change. The market generally is characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render our existing products and services obsolete and unmarketable. There can be no assurance that we will be successful in developing and marketing new products and services that respond to technological changes or evolving industry standards.

We may engage in future acquisitions, which may be expensive and time-consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies, products and services if we determine that these additional businesses, technologies, products and services are likely to serve our strategic goals. We currently have no commitments or agreements with respect to any acquisitions. The specific risks we may encounter in these types of transactions include the following:

     . Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial conditions;

     . Difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

     . The possible adverse impact of such acquisitions on existing relationships with third-party partners and suppliers of technologies and services;

     . The possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;

     . The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, intellectual property issues, key personnel issues or legal and financial contingencies; and

     . Difficulty in integrating acquired operations due to geographical distance, and language and cultural differences.

A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on our results of operations.

We face the risks and uncertainties that are associated with any potential litigation against us. We face the risks associated with litigation concerning the operation of our business. The uncertainty associated with substantial unresolved litigation may have an adverse impact on our business. In particular, such litigation could impair our relationships with existing customers and our ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on our business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirers from bidding for us or reducing the consideration such acquirers would otherwise be willing to pay in connection with an acquisition.

There can be no assurance that such litigation will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates.

We do not believe that our operations or products infringe on the intellectual property rights of others. However, there can be no assurance that others will not assert infringement or trade secret claims against us with respect to our current or future products or that any such assertion will not require us to enter into a license agreement or royalty arrangement or other financial arrangement with the party asserting the claim. Responding to and defending any such claims may distract the attention of Company management and have a material adverse effect on our business, results of operations and financial condition. In addition, claims may be brought against third parties from which we purchase software, and such claims could adversely affect our ability to access third party software for our systems.

We have registered our key Internet URLs and review these registrations on a regular basis to ensure that they remain current and in good standing. While we have applied for registration of trademarks, service marks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protection of domain names.

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

Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Any potential intellectual property litigation also could force us to take specific actions, including:

     .  cease selling products that use the challenged intellectual property;

     . obtain from the owner of the infringed intellectual property a right or a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     . redesign those products that are found to use infringing intellectual property.

We face the possibility of damages resulting from internal and external security breaches, and viruses. The systems with which we may interface, such as the Internet and related systems, may be vulnerable to security breaches, viruses, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could reduce demand for our services. Accordingly, we believe that it is critical that these facilities and related infrastructures not only be secure, but also be viewed by our customers as free from potential breach. Maintaining such standards, protecting against breaches and curing security flaws, may require us to expend significant capital.

Our failure to manage growth could harm us. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our resources. In the event we are unable to identify, hire, train and retain qualified individuals within a reasonable timeframe, such failure could have a material adverse effect on us. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our marketing and sales, management, and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations are dependent upon our key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of our key technical and senior management personnel, many of whom have been with us for a significant period of time. These personnel have acquired specialized knowledge and skills with respect to our business. We do not maintain key man life insurance on any of our employees. Because we have a relatively small number of employees when compared to other leading companies in the same industry, our dependence on maintaining our relationship with key employees is particularly significant. We are also dependent on our ability to attract and retain high-quality personnel.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, Management believes that our current sales and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in our industries. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Our earnings may be adversely affected if we change our accounting policy with respect to employee stock options. Stock options have from time to time been an important component of the compensation packages for our senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. Many companies, however, are considering a change to their accounting policies to record the value of stock options issued to employees as an expense and changes in the accounting treatment of stock options are currently under consideration by the Financial Accounting Standards Board or other accounting standards-setting bodies. If we were to voluntarily or involuntarily change our accounting policy with respect to the treatment of employee stock option grants, our earnings could be materially adversely affected.

The sale of our common stock by Laurus Master Fund may cause dilution and could cause the price of our common stock to decline. We intend to raise additional funds through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. In connection with our transaction with Laurus, we may issue up to 6,130,455 shares of common stock throughout the three years term, and accordingly, our stockholders may experience dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. Further, the perceived risk of dilution may cause the selling stockholder, as well as other holders, to sell their shares, which would contribute to downward movement in the price of your shares.

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

If we default on the note and the holder demands all payments due and payable, we will be required to pay 130% of the outstanding principal amount of each note and any interest accrued thereon. The cash required to pay such amounts will most likely come out of working capital. Since we rely on our working capital for our day-to-day operations, such a default on the note could materially adversely effect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk. Further, our obligations under the note are secured by all of our and our subsidiaries' assets. Failure to fulfill our obligations under the note and related agreements could lead to loss of these assets, which would be detrimental to our operations.


ITEM 2. PROPERTY

DataLogic's corporate offices are located at 18301 Von Karman Ave, Suite 250, Irvine, California 92612. The space consists of approximately 2,900 square feet of office space and is leased by the Company until August 31, 2006 at the rate of $6,166 per month. The Company also leases sales office spaces in Los Angeles, California, Houston, Texas, New York, New York, Providence, Rhode Island, Herndon, Virginia and Miami, Florida. All property occupied by the Company is in good condition and the lease payments are consistent with market rates in the same geographic area.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of the year covered by this report by a solicitation of proxies or otherwise.


                            PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock currently trades on the OTC Bulletin Board under the trading symbol "DGLI". The stock is also trading on the Berlin and Frankfurt exchanges under the trading symbol "TOP.FSE" and German securities code (WKN) of 779612.

The high and low trading prices, on the OTC Bulletin Board, recorded for our common stock, for each quarter during the last two fiscal years is set forth below:


                                   Fiscal Year Ended
                          December 31, 2004  December 31, 2003
                          -----------------  -----------------
                            High      Low      High      Low
      Quarter 1             1.39      0.26     0.11      0.03
      Quarter 2             0.91      0.54     0.30      0.04
      Quarter 3             0.63      0.30     0.25      0.12
      Quarter 4             0.75      0.40     0.33      0.12



This market for the Company's common stock has been limited and the prices for the Company's Common Stock quoted by brokers are not necessarily a reliable indication of the value of the Company's common stock.

There are approximately 200 holders of the Company's common stock in certificate form according to the Company's shareholder list and over 3,800 holders in street name.

There have been no cash dividends declared on the Company's common stock since the Company's inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.

In November 2004, the Company issued 491,804 shares of its common stock to acquire the remaining 49% of IPN Communications, Inc. The sale of share was exempt from registration under the Securities Act of 1933 based upon the exemption found in Section 4(2). The Company had a pre-existing relationship with the three individual who received shares. Moreover, there was no public solicitation or directed selling efforts. The shares were issued with a Rule 144 legend.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report.


Information Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

General

DataLogic International, Inc. core businesses consist of Consulting Services and Communications, which includes IP Telephony, Mobile Asset Tracking, and Secured Mobile Communications. We offer our products and services through three wholly-owned subsidiaries: DataLogic Consulting, Inc., IPN
Communications, Inc., and DataLogic New Mexico, Inc.

DataLogic Consulting is a professional service company dedicated to solving its clients' business problems with technology-based solutions. Our services include Information Technology consultancy, project management, software development, Internet solutions, telecommunications and wireless integration, value added reselling and training and IT outsourcing. We also provide short and long term staffing solutions to IT and various other clients. Our clients consist of commercial enterprises and local and state government agencies.

IPN Communications is a provider of Voice-over Internet Protocol (VoIP) telephony products and services. We offer alternative communication solutions via low-cost, high-quality telephony services via the Internet. Our target markets are consumers and business users worldwide. IPN's product suite includes USB and Ethernet based VoIP phones, IP Phone adapter, voice gateways, and turnkey servers that support in-network VoIP calling and VoIP to public-switch telephone networks (PSTN).

DataLogic New Mexico, Inc. was formed in Q1 2005 as a result of the acquisition of the assets IS Solutions, LLC. The company is a technical solution provider for public safety and homeland security agencies.

Staff Augmentation/Consulting Services. Our goal is to provide quality consulting services to our existing and prospective Fortune 1000 clients and governmental agencies. We expect to create value by engaging our qualified professionals to work with clients in the Telecommunications, Energy, Financial, Governmental, Healthcare, Manufacturing, Retail, and Transportation industries. We believe that the prospect of future contract renewals from existing clients is good since we have received favorable reviews and contracts have historically been extended for multiple terms on most of the projects.

However, there can be no assurance that the Company will be able to renew all of these contracts, or any.

Outsourcing Services. We will continue to market our outsourcing services. We believe our competitive edge is our access to a vast pool of talented and inexpensive IT resources. We expect to effectively compete in this highly competitive industry by utilizing our joint ventured offshore development facilities located in China, Vietnam, and India. We offer turn-key software development and testing to our clients at rates which are substantially lower than most of our competitors. To ensure the quality of services provided, we conduct extensive in-house training and utilize industry standard methodologies and development procedures.

Software Development. We plan to place heavier emphasis on intellectual property development. We expect to achieve this via patenting products, design, and business processes, as well as software product development.

We expect that most of the software development will be in the Communications market segments.

Business Combinations. We plan to initiate a more aggressive growth strategy in fiscal 2005 to expand our Consulting Services, VoIP and M2M market shares by way of selectively acquiring established, profitable, and complementary companies. We have retained experienced business brokers and/or merger/acquisition specialists to help accomplish our goals.

We expect such targeted companies to have an established market presence in their respective fields, along with a loyal customer base that can be used to cross-sell other products and services. The success of this strategy depends not only upon our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate the acquired operations into our organization effectively, to retain clients of the acquired companies, to retain the personnel of the acquired or merged companies, and to obtain additional financing. We anticipate that we may be able to secure adequate financing to fund this growth strategy. However, there can be no assurance that we will be able to obtain additional financing on a timely basis.

Employees and Consultants. Our current operation is efficient in that we can hire and manage the anticipated number of new employees without significant additional resources. We recognize that we are not immune to some of the problems that are affecting many of our IT competitors. We expect that these factors will continue to work against us in the near future.

Our service contract for the state of Rhode Island is going well. This is a five years contract with two and a half years remaining. We have good reasons to believe that we will maintain this current level of business with the state of Rhode Island with no material changes in the near future.

VoIP Products. We compete in the market for VoIP solutions, products and services. Our markets include rapidly developing nations around the world where long-distance rates are still very high and access to traditional,
telephone landline infrastructure is lacking.   VoIP offers very low long
distance rates and VoIP wireless offers a viable option in these markets in light of the high deployment and maintenance costs of landline infrastructure.

Our VoIP product suite includes USB and Ethernet based phone sets, IP Phone adapter, videophones, voice gateways, and communication servers. Our IP Phones work similar to conventional phones with the exception that signals are digitized and sent via the Internet instead of through traditional phone lines. Our IP Phones can make and receive calls from other IP Phones as well as conventional phones. Our services allow free IP Phone to IP Phone calls anywhere in the world. Calls to other conventional phones are charged at discounted long distance rates.

We also offer standard or custom turn-key server solutions that come with all the necessary billing software and hardware to support the in-network calls as well as to interface to any long distance carrier of choice for other calls. The system can be deployed anywhere in the world. It can also be hosted and maintained by IPN for a fee.

Our IP Phones and servers are also available as OEM products. This can be done by customizing the circuit boards or existing phone sets.

The majority of our current business is derived from Asia Pacific regions. We expect the market in Asia to remain strong. We are making progress in expanding into the retail channels in North America as well as wholesale and retail channels in Europe, the Middle East, and Latin America.
We believe that there will be increasing demand for VoIP products and services overall as the technology continues to mature and proliferate. We will place significant emphasis on selling our products and services globally. We expect the current level of interest in our products and services to continually increase as we further penetrate the market and new products and services are rolled out.

Our VoIP products have been sold primarily to distributors and resellers. To gain market share, we began to offer our products directly to the general consumer late in Q4. To remain competitive we have significantly reduced our licensing cost which has resulted in lower revenues and margins and write-offs. As a trade off, we expect to capture more sales in our turn-key servers which should eventually result in additional phone set sales.

Our VoIP revenues are derived from hardware and software licensing, hardware sales and residual long distance charges.

Mobile Asset Tracking. Panther Trak(TM) is our first M2M product catering to the Mobile Asset Tracking vertical market. This GPS based vehicle tracking device was designed to initially focus on theft, recovery, and tracking services markets. The device, available in both GSM and CDMA, can be installed in a vehicle to allow it to be tracked, via a cellular network, from a central
location.   Tracking capabilities include the vehicle  velocity, direction, idle time, route efficiency, destination arrivals and departures, and so forth. The device can also send an alert based on exception conditions such as the activation of a panic button or alarm, deployment of air bag, or movement from a parked location.

We can also provide OEM or customized solutions for various other M2M vertical markets. Some examples of M2M markets include security, public safety, automatic meter reading, supply chain management, vending machine management, industrial equipment monitoring, cargo tracking, traffic control, and home automation.

As a result of our system customization efforts, we have expanded our device capability to include support for microLan and Wi-Fi. We believe these technologies will allow us to capture other M2M vertical markets in the future.

The sales cycle for Panther Trak is very long, typically six to twelve months. Sales to large accounts often require additional customization to our hardware and software as well as longer testing time.

The Company's current client base for its GPS products is predominantly located in North America. The Company also has clients in South America, Asia, and Europe. The majority of the GPS clients are distributors, resellers, or system integrators and they are sold to by the Company's direct sales force.

Some of our distributors purchase commitments have not materialized as expected. This has resulted in our booking less than projected sales for the period ended December 31, 2004. We continue to work with these distributors to address any outstanding issues and have reasons to believe that this will lead to additional sales in the near future.

Our M2M revenues are derived from hardware and software licensing, hardware sales and custom development.


Subsequent Events

Acquisition

On March 1, 2005, We completed a purchase of certain assets of I.S. Solutions LLC ("ISS"), including all of ISS contracts with existing customers, customer lists and certain equipment used in ISS's information technology business (ISS Assets). We agreed to pay ISS $50,000 in cash and $50,000 in restricted common stock of the Company for the ISS Assets. Moreover, under the agreement, we may pay up to $400,000, payable in our restricted common stock, if revenues of greater than $5,000,000 and net income before taxes greater than $350,000 are achieved during any consecutive 12 months following the closing. The acquired assets are held in a newly formed wholly owned subsidiary DataLogic New Mexico, Inc., a New Mexico corporation.

Mobile Asset Tracking Sales

In the first quarter of 2005, we began shipping Panther Trak under a $3 million, one-year agreement with CBSi. CBSi will use Panther Trak to track vehicles subject to repossession, dramatically reducing the cost of repossessions and providing faster inventory turns for used car dealers.

Results of Operations

Revenues. The net revenues for the year ended December 31, 2004 were $14,255,054 as compared to net revenues of $10,702,715 for the prior year.
The 33% increase in revenues was primarily due to the growth of the consulting services and VoIP business segments.

Gross Profit. The gross profit for the year ended December 31, 2004 were $2,661,991, or 19% of revenues, as compared to the gross profit of $649,572, or 6% of revenues, from the prior year. The increase in profit to revenues ratio was primarily due to improved efficiency.

Operating Expenses. The operating expenses for the year ended December 31, 2004 were $3,707,938 as compared to $1,294,434 for the prior year. The $2,413,504 or 186% increase in operating expenses was primarily attributed to the $1,395,797 bad debt expense and increase in general and administrative costs related to the growth in our consulting services business. The bad debt was caused by the loss of business, pricing and competitive pressures in the VoIP marketplace that resulted in our clients inability to execute their business plans.

Non-Operating Expenses. Factoring expense for the year ended December 31, 2004 was $99,926 as compared to $170,674 for the prior year. The decrease in factoring expense was due to the termination of the factoring arrangement. Interest expense for the year ended December 31, 2004 was $295,064 as compared to $73,896 for the prior year. The increase of $221,168 in interest expenses was primarily attributed to the interest, debt issuance, and beneficial conversion factor expenses related to the Laurus Master Fund financing facility.

Net Loss. As a result of the above, the net loss for the year ended December 31, 2004 was $1,403,837 as compared to the net loss of $911,582 for the prior year.

For the year ended December 31, 2004 our assets consisted of cash and cash equivalents of $643,847, $1,630,570 in accounts receivable, $16,000 in marketable securities, and $53,526 in inventory, as compared with $253,517 in cash and cash equivalents, $1,533,544 in accounts receivable, $61,000 in marketable securities and $66,225 in inventory in the prior year. For the year ended December 31, 2004 Company current liabilities consisted of $1,447,353 in accounts payable and accrued expenses and $1,244,184 in short-term debts, as compared with $815,000 in accounts payable and accrued expenses and $1,633,276 short-term debts in the prior year.

In preparing the financial statements for the year ended December 31, 2004 we performed a detailed analysis of the operations, records and estimates used in all business segments and as a result wrote off various non-performing assets and reclassified transactions. This effort was necessary to provide the operating foundation upon which to build and support our anticipated growth in 2005 and beyond, and return the Company to profitability.

Liquidity and Capital Resources

On June 29, 2004, we issued $3 million of convertible secured debt (the "$3 Million Financing"), including the issuance of warrants to purchase a total of 705,000 shares of our common stock. The proceeds from the $3 Million Financing improved our working capital position. As of December 31, 2004 we have $643,847 in cash and $1,258,689 in restricted cash. Given our December 31, 2004 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will be adequate to satisfy our cash flow requirements through December 31, 2005. Our cash flow estimates are based upon achieving certain levels of sales, gross profit and operating expenses.

Our liquidity primarily consists of $643,847 in cash, restricted cash of $1,258,689 and $1,630,570 in accounts receivable. The Company's current liabilities consist of $2,691,536 in accounts payable, accrued expenses, and short-term debts.

Our consulting services business segment is cash-intensive and often consumes most of our working capital. Market conditions and assessments prevented us from accessing additional funding from the restricted cash during the period ended December 31, 2004. Because of this we were unable to fully execute our business plan as well as aggressively market our products and services. This resulted in lower than projected sales and net profits for 2004.

We may elect to raise additional capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued marketing of current product and service offerings together with development of new technology, products and services. There can be no assurance that we can raise additional financing with favorable terms.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. Our revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Expenses are recognized in the period in which the corresponding liability is incurred.

For sales of phone products, our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results

Recently Adopted Accounting Principles

On January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which addresses financial and reporting for obligations associated with the retirement of long-lived assets and related asset retirement costs. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 for exit or disposal activities did not have a material impact on our consolidated financial statements for the year ended December 31, 2004.

On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation ("FIN") No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires increased financial statement disclosures by a guarantor about its obligations under certain guarantees it has issued. FIN No. 45 also requires that a guarantor recognize a liability for the fair value of a certain guarantees made after December 31, 2002. We adopted the disclosure provisions of FIN No. 45 at December 31, 2002, with no impact on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by us if we are subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not have any variable interest entities as of December 31, 2003 and 2004. The adoption of FIN No. 46 did not have a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, in November 2003, the FASB issued Staff Position No. 150-3, which defers the effective date for certain provisions of the statement. Once required in its entirety, SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity expected losses, receive a majority of the entity expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered special-purpose entities in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2004 and 2003, management believes that the Company is not the primary beneficiary of any VIE .

We account for employee stock-based compensation under the "Intrinsic value" method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as opposed to the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees.

In December 2004, the FASB issues SFAS No. 123 (Revised), "Share-Based
Payment".   This standard revised SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.


ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Auditors and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Datalogic International, Inc.

We have audited the accompanying consolidated balance sheet of Datalogic International, Inc., a Delaware Corporation and the subsidiaries (collectively, "the Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalogic International, Inc. and subsidiaries as of December 31, 2004, and the results of its consolidated operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred net losses of $1,403,837 and $911,582 during the years ended December 31, 2004 and 2003, respectively. There was an accumulated deficit of $3,328,978 as of December 31, 2004, total liabilities exceeded total assets by $168,515 as of December 31, 2004. These factors as discussed in Note 16 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
April 13, 2005

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 2004



                              ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                     $   643,847
  Accounts receivable, net of allowance
   for bad debts of $1,395,797                                  1,630,570
  Marketable securities                                            16,000
  Inventory                                                        53,526
  Prepaid expenses                                                 15,664
                                                              ------------
    Total current assets                                        2,359,606

RESTRICTED CASH                                                 1,258,689

PROPERTY AND EQUIPMENT, net                                        67,230

INTANGIBLE ASSETS
  Licenses, net                                                    18,243
  Loan origination costs, net                                     259,166

DEPOSITS                                                            9,111
                                                              ------------
                                                              $ 3,972,045
                                                              ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable & accrued expenses                         $ 1,447,353
  Notes payable - officers                                        174,624
  Notes payable                                                   433,200
  Convertible debt - current portion                              636,360
                                                              ------------
    Total current liabilities                                   2,691,537

CONVERTIBLE DEBT - LONG TERM PORTION                            1,449,023
                                                              ------------

    Total Liabilities                                           4,140,561

STOCKHOLDERS' DEFICIT
  Common stock, .001 par value;
    Authorized shares 100,000,000
    Issued and outstanding shares 39,113,979                       39,114
  Additional paid in capital                                    3,402,835
  Shares to be issued                                              42,457
  Unamortized consulting fees                                    (136,443)
  Comprehensive income                                           (187,500)
  Accumulated deficit                                          (3,328,978)
                                                              ------------
    Total stockholders' deficit                                  (168,515)
                                                              ------------
                                                              $ 3,972,045
                                                              ============


      The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the years
                                                       ended December 31,
                                                      2004          2003
                                                 -------------- --------------

Net revenue                                      $  14,255,054  $  10,702,715

Cost of revenue                                     11,593,063     10,053,143
                                                 -------------- --------------

Gross profit                                         2,661,991        649,572

Operating expenses
  Bad debt expense                                   1,395,797        113,000
  Consulting expense                                 1,018,491        756,090
  Depreciation and amortization                        208,509         44,054
  General and administrative expenses                1,085,141        381,290
                                                 -------------- --------------
    Total Operating Expenses                         3,707,938      1,294,434
                                                 -------------- --------------
Loss from Operations                                (1,045,947)      (644,862)

Non-Operating Expense:
  Factoring Expense                                    (99,926)      (170,674)
  Interest expense                                    (295,064)       (73,896)
                                                 -------------- --------------
  Total non-operating expense                         (394,990)      (244,570)
                                                 -------------- --------------
Loss before income tax                              (1,440,937)      (889,432)

Provision for income tax                                 1,600          1,600

Minority interest allocation                            38,700        (20,550)
                                                 -------------- --------------

Net Loss                                            (1,403,837)      (911,582)

Other comprehensive loss - unrealized loss
  on marketable securities                             (45,000)      (142,500)
                                                 -------------- --------------
Comprehensive loss                               $  (1,448,837) $  (1,054,082)
                                                 ============== ==============

Basic loss per share                             $       (0.04) $       (0.03)
                                                 ============== ==============

Basic weighted average shares outstanding           37,289,741     33,312,903
                                                 ============== ==============

Diluted loss per share *                         $       (0.04) $       (0.03)
                                                 ============== ==============

Diluted weighted average shares outstanding         37,289,741     33,312,903
                                                 ============== ==============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the year ended December 31, 2004 and 2003.





       The accompanying notes are an integral part of these consolidated financial statements.



                    DATALOGIC INTERNATIONAL, INC. & SUBSIDIARY
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004



                  Common Stock
               --------------------- Additional              Unamortized Shares   Other                      Total
               Number of             Paid-in      Treasury   Consulting  To be    Comprehensive Accumulated  Stockholders'
               Shares      Amount    capital      Stock      Fees        Issued   Loss          Deficit      Deficit
               ----------- --------- ------------ ---------- ---------- --------- ------------- ------------ -------------
Balance at
December 31,
2002            25,962,093 $ 25,962  $   657,460  $       -  $       -  $      -  $           - $(1,013,559) $   (330,137)

Issuance of
shares for
consulting
services         8,812,500    8,812      747,277          -          -         -              -           -       756,090

Issuance of
shares to
salaried
employees        1,050,403    1,050       89,284          -          -         -              -           -        90,334

Issuance of
shares for
acquisition
of subsidiary      635,000      635       96,365          -          -         -              -           -        97,000

Unrealized
loss on
Marketable
Securities              -         -            -          -          -          -     (142,500)           -      (142,500)

Purchase of
treasury stock          -         -            -    (10,000)         -          -            -            -       (10,000)

Loss for the
year                    -         -            -          -          -          -            -     (911,582)     (911,582)
               ----------- --------- ------------ ---------- ---------- --------- ------------- ------------ -------------
Balance at
December 31,
2003            36,459,996   36,460    1,590,386    (10,000)         -          -     (142,500)  (1,925,141)     (450,794)

Issuance of
shares for
consulting         914,599      915      466,868          -    (89,087)         -            -            -       378,696

Issuance of
shares for
compensation        89,355       89       49,296          -          -          -            -            -        49,385

Issuance of
shares for
legal services     150,000      150       62,700          -    (47,356)         -            -            -        15,493

Issuance of
shares for
management
services           370,370      370       99,630          -          -          -            -            -       100,000

Issuance of
shares for
director
compensation        25,000       25       10,225          -          -          -            -            -        10,250

Warrants and
beneficial
conversion
feature                  -        -      861,868          -          -          -            -            -       861,868

Sale of
treasury
stock                    -        -      140,904     10,000          -          -            -            -       150,904

Comprehensive
loss on
marketable
securities               -        -            -          -          -          -      (45,000)           -       (45,000)

Stock issued
for loan
payment            117,159      117       77,571          -          -          -            -            -        77,688

Shares to
be issued                -        -            -          -          -     42,457            -            -        42,457

Stock options
exercised          987,500      988       43,387          -          -          -            -            -        44,375

Loss for
the year                -         -            -          -          -          -            -   (1,403,837)   (1,403,837)
               ----------- --------- ------------ ---------- ---------- --------- ------------- ------------ -------------
Balance at
December 31,
2004            39,113,979 $ 39,114  $ 3,402,835  $       -  $(136,443) $  42,457 $   (187,500) $(3,328,978) $   (168,515)
               =========== ========= ============ ========== ========== ========= ============= ============ =============



The accompanying notes are an integral part of these consolidated financial statements.


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the years
                                                       ended December 31,
                                                      2004           2003
                                                 -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $  (1,403,837) $    (911,582)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                    208,509         44,054
      Bad debt expense                               1,395,797              -
      Impairment of intangible asset                         -         45,023
      Receipt of marketable security                         -        (61,000)
      Issuance of shares for compensation,
        services and prepaid                           690,268        846,424
      Issuance of shares for interest                   11,688              -
      Minority Interest                                (38,700)        20,550
  (Increase) decrease in current assets:
      Receivables                                   (1,492,823)    (1,164,007)
      Prepaid expenses                                (151,133)         5,061
      Inventory                                         12,699        (44,797)
      Deposits                                          (2,499)        (4,338)
  Increase (decrease) in current liabilities:
      Accounts payable and accrued expense             719,185        495,502
      Deferred Income                                 (125,000)       125,000
                                                 -------------- --------------
        Total Adjustments                            1,227,992        307,472
                                                 -------------- --------------
        Net cash used in operating activities         (175,845)      (604,110)
                                                 -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in restricted cash                       (1,258,689)             -
  Sale (purchase) of treasury stock                    150,904        (10,000)
  Acquisition of property & equipment                  (21,497)      (135,978)
                                                 -------------- --------------
        Net cash used in investing activities       (1,129,282)      (145,978)
                                                 -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt                     3,000,000              -
  Payment of debt issuance costs                      (311,000)             -
  Payments to factor                                  (854,301)             -
  Proceeds from factor                                       -        842,849
  Payments of convertible debt                         (93,091)             -
  Proceeds from loan                                   458,824        241,804
  Payment of loans                                    (258,200)             -
  Payment on line of credit                           (429,406)       (81,047)
  Proceeds from line of credit                         182,631              -
                                                 -------------- --------------
        Net cash provided by financing activities    1,695,457      1,003,606
                                                 -------------- --------------

NET INCREASE IN CASH & CASH EQUIVALENTS                390,330        253,517

CASH & CASH EQUIVALENTS, BEGINNING BALANCE             253,517              -
                                                 -------------- --------------

CASH & CASH EQUIVALENTS, ENDING BALANCE          $     643,847  $     253,517
                                                 ============== ==============



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

On November 5, 2004, the Company acquired the remaining 49% of the issued and outstanding shares of capital stock of IPN Communications. In exchange for 49% of the shares of common stock of IPN, the Company issued IPN three hundred thousand ($300,000) dollars in restricted common stock. These shares have been subsequently on April 25, 2005 cancelled and have not been included in computation of weighted average shares outstanding and statement of stockholders deficit in the accompanying financial statements. The Company also entered into a Service Agreement with IPN principals in which the Company granted 1,500,000 options at market to be vested over a period of two years.

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

Principles of consolidation

The accompanying 2004 consolidated financial statements include the accounts of DataLogic International, Inc, its 100% wholly owned subsidiary, DataLogic Consulting, Inc. (DCI), and 100% owned subsidiary, IPN Communications, Inc. (formerly, i-PhoneHome, Inc.)(IPN was 51% owned by the Company from the acquisition date through November 4, 2004). All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying 2003 consolidated financial statements include the accounts of DataLogic International, Inc, its 100% wholly owned subsidiary, and DataLogic Consulting, Inc. (DCI) and 51% owned subsidiary, IPN Communications, Inc.(formerly, i-PhoneHome, Inc.) from the acquisition date. All significant inter-company accounts and transactions have been eliminated in consolidation.Minority interest represents 49% interest in IPN Communications.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $1,395,797 and $113,000 at December 31, 2004 and 2003, respectively.

Marketable Securities

The Company's securities are classified as available-for-sale and, as such, are carried at fair value. All of the securities comprised of shares of common stock of investee. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as comprehensive income as a separate component of stockholder's equity. Following is a summary of investment securities classified as available for sale as on December 31, 2004:


                                         Cost       Fair     Unrealized
                                         Basis     Value        Loss

Marketable securities-Common stock    $ 203,500   $ 16,000    $ 187,500

Unrealized holding gains and losses for the year ended December 31, 2004 and 2003 amounted to $45,000 and $ 142,500 respectively.


Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to there market value, if lower. Inventories at December 31, 2004 and 2003 were comprised of finished phone and GPS products amounting to $53,526 and $66,225, respectively. There are no allowances provided for the years ended December 31, 2004 and 2003.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3-5 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Other Intangible Assets

On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. It also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Management has completed a review of each of the Company's reporting units and has concluded that the fair value of each reporting unit exceeds its carrying value, indicating no goodwill impairment is present as of December 31, 2004. Management will continue to complete an annual testing of goodwill for impairment on September 30th of each year. Such fair value measurements involve significant estimates and assumptions, including the future cash flows, comparable market multiples and discount rates. Changes in such estimates and assumptions could significantly affect the fair value and potential impairment.

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


Accounts payable & accrued expenses

Accounts payable and accrued expenses at December 31, 2004 consist of the following:


Accounts payable                 $   314,737
Accrued payroll & payroll taxes      573,002
Accrued sales taxes                  222,206
Accrued interest expense             114,164
Accrued expenses- other              223,244
                                 -----------
                                 $ 1,447,353

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

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the years ended December 31, 2004 and 2003, such differences were insignificant.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2004 and 2003 were $ 34,105 and $21,898, respectively.

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

Deferred revenue

Deferred revenue represents amounts received from the customers against future sales of goods or services since the Company recognizes revenue on the shipment of goods or performance of services (see revenue recognition policy). The Company did not have deferred revenue as on December 31, 2004.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2004, as follows ($ in thousands, except per share amounts) :


    Net loss - as reported                  $  (1,403)
       Stock-Based employee compensation
       expense included in reported net
       income, net of tax                           -

       Total stock-based employee
       compensation expense determined
       under fair-value-based method for
       all rewards, net of tax                   (559)
                                         -------------
    Pro forma net loss                   $     (1,963)
                                         =============


    Earnings per share:
    Basic, as reported                          (0.04)
    Diluted, as reported                        (0.04)
    Basic, pro forma                            (0.05)
    Diluted, pro forma                          (0.05)

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2003 as follows ($ in thousands, except per share amounts):

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


In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

3. PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost. Property and equipment at December 31, 2004 consists of the following:


             Computer equipment and software         $      30,512
             Furniture and office equipment                 86,567
                                                     --------------
                                                           117,079
             Accumulated depreciation                      (49,849)
                                                     --------------
                                                     $      67,230
                                                     ==============
4. DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. The Company discontinued the services of factor as of June 30, 2004. All the outstanding balances due to the factor have been paid in full. In connection with the factoring agreement, the Company incurred fees of $99,926 during the year ended December 31, 2004.


5. NOTES PAYABLE- OFFICER

There are four notes payable to the officers of the Company which are due September 30, 2004, September 30, 2004, January 28, 2005, and May 28, 2004.
The notes are unsecured and bear the annual interest rates of 6% on the unpaid principal balance. During the year ended December 31, 2004, the Company issued 987,500 shares towards the exercise of stock options by officers of the company amounting to $ 44,375. The amount has been offset against the notes payable to the officers. The total balance due on the notes as of December 31, 2004 is $ 174,624. Interest on these notes for the years ended December 31, 2004 and 2003 amounted to $ 9,975 and $19,000 respectively.


6. NOTES PAYABLE

Notes payable comprised of the following:

Unsecured note, interest rate 10%, interest payable on last day of
 each month, due January 15, 2004                                   $  50,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, due June 30, 2004                      200,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, due December 31, 2004                  150,000
Unsecured note, Interest rate 12%, interest payable at the
 end of the term, due June 30, 2004                                    33,200
                                                                   -----------
                                                                   $  433,200
                                                                   ===========

Interest on these notes for the years ended December 31, 2004 and 2003 was $16,091 and $16,628 respectively.

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

The Company incurred $311,000 as the loan origination cost for the debt. The Company will amortize the cost over the period of the loan. The Company amortized $51,834 for the year ended December 31, 2004. The Company recorded the beneficial conversion feature associated with the debt for $431,818. These costs have been reduced from the long term portion of the convertible debt on the balance sheet and will be amortized over their lives. The Company recorded the beneficial conversion feature associated with the warrants for $430,050. The Company has recorded amortization expense for $106,342 for the year ended December 31, 2004 on these costs.

In December 2004, 117,159 shares were issued as payment of principal and interest valued at $66,000 of princial and $17,158 of interest.
The balance of the convertible debt as of December 31, 2004 was $2,085,383 (net of beneficial conversion feature of $ 755,526).

8. STOCKHOLDERS' DEFICIT

Common stock

During the period ended December 31, 2004 -

The Company issued 914,599 shares for consulting services rendered by consultants amounting to $ 466,868. The cost will be amortized over the period of service. $ 378,696 has been expensed for the year ended December 31, 2004.

The Company issued 89,355 shares for compensation amounting to $ 49,385.

The Company issued 150,000 shares for legal services amounting to $ 62,700. The amounts will be expensed based on services rendered.
$ 15,493 has been expensed for the year ended December 31, 2004.

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $100,000 has been expensed for the year ended December 31, 2004.

The Company issued 25,000 shares for director's compensation amounting to $ 10,250.

The Company received $ 150,904 by sale of treasury stock.

The Company issued 117,159 shares as payment of principal and interest valued at $66,000 of principal and $11,688 of interest.

The Company issued 987,500 shares towards the exercise of stock options by officers of the company amounting to $ 44,375. The amount has been offset against the notes payable to the officers.

The Company has entered into a consulting agreements under which it will issue 187,500 shares as consideration for the consulting services to be provided under the agreement. The company has issued 137,099 shares as of December 31, 2004(these shares have been included in the 914,599 shares issued for consulting during the year shown above in the disclosure). The Company has recorded value of shares to be issued at $ 42,457 for the balance shares to be issued on the accompanying financial statements.

During the year ended December 31, 2003, the Company issued common stocks in exchange of various services to following parties:

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

Pursuant to the Corporate Stock Option Plan, the Company granted 2,855,000 options to five key employees during the year ended December 31, 2004. 797,000 options vested immediately and remaining options will vest quarterly, over 2 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date. The exercise prices of the granted options were $.06 to $.76 per share.

Following is a summary of the stock option activity:

            Outstanding at December 31, 2002                   600,000
                Granted                                      1,150,000
                Forfeited                                            -
                Exercised                                            -
                                                             ---------
            Outstanding at December 31, 2003                 1,750,000

                Granted                                      2,905,000
                Forfeited                                            -
                Exercised                                     (987,500)
                                                             ---------
            Outstanding at December 31, 2004                 3,667,500
                                                             =========


Following is a summary of the status of options outstanding at December 31, 2004:


                         Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                            Weighted
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
                           Contractual   Exercise                  Exercise
Exercise Price    Number      Life       Price       Number        Price
--------------   --------- -----------  ----------- ------------  -----------
$ 0.06-$0.24       762,500     4.91       $  0.13    1,387,500     $  0.13
$ 0.40-$0.76     2,905,000     5.00       $  0.56      938,750     $  0.56


Stock-based compensations recognized during the years 2004 and 2003 were $0 and $ 0, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:



                                                 2004          2003
                                                 ----          -----
Risk-free interest rate                          4.0%          5.0%
Expected life of the options                     5.00 years    5.00 years
Expected volatility                              275%          100%
Expected dividend yield                          0             0

9. INCOME TAXES

Since the Company has not generated taxable income, no provision for income taxes has been provided (other than minimum franchise taxes paid to the States).

Through December 31, 2004, the Company incurred net operating losses for federal and state tax purposes of $ 5,662,974 and $ 3,440,174, respectively. The net operating loss carryforwards may be used to reduce federal and state taxable income through the year 2019 and 2015, respectively. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The Company's total deferred tax asset is as follows:


                                     December 31,
                    (000's)               2004
                                     ------------
     Tax benefit of net operating
       loss carryforward             $     2,683
     Allowance for bad debts                 598
     Federal benefit of state taxes         (145)

     Valuation allowance                  (3,136)

                                     ------------
                                     $         -
                                     ============


The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:


                                                    December 31,  December 31,
                                                       2004          2003
                                                    -----------   -----------
Tax expense (credit) at statutory rate-federal            34%           34%
State tax expense net of federal tax                     (10)           (6)
Prior year state deferred taxes                           20             -
Other                                                     (1)            -
Changes in valuation allowance                           (43)          (40)
                                                    -----------   -----------
 Tax expense at actual rate                                -             -
                                                    ===========   ===========


The valuation allowance increased to $ 3,136,000 in the year ended December 31, 2004, since the realization of the operating loss carryforwards are doubtful. It is reasonably possible that the Company's estimate of the valuation allowance will change.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $ 1,600 and $800 for income tax during the years ended December 31, 2004 and 2003, respectively. The Company paid $194,462 and $42,810 interest during the years ended December 31, 2004 and 2003, respectively.

Cash flow statements for the years ended December 31, 2004 and 2003 do not include the effects of the following -

The Company issued 914,599 shares for consulting services rendered by consultants amounting to $ 466,868. The cost will be amortized over the period of service. $ 378,696 has been expensed for the year ended December 31, 2004.

The Company issued 89,355 shares for compensation amounting to $ 49,385.

The Company issued 150,000 shares for legal services amounting to $ 62,700. The amounts will be expensed based on services rendered.
$ 15,493 has been expensed for the year ended December 31, 2004.

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $100,000 has been expensed for the year ended December 31, 2004.

The Company issued 25,000 shares for director's compensation amounting to $ 10,250.

The Company received $ 150,904 by sale of treasury stock.

The Company issued 117,159 shares as payment of principal and interest valued at $66,000 of principal and $11,688 of interest.

The Company issued 987,500 shares towards the exercise of stock options by officers of the company amounting to $ 44,375. The amount has been offset against the notes payable to the officers.

The Company has entered into consulting agreements under which it will issue 187,500 shares as consideration for the consulting services to be provided under the agreement. The company has issued 137,099 shares as of December 31, 2004(these shares have been included in the 914,599 shares issued for consulting during the year). The Company has recorded value of shares to be issued at $ 42,457 for the balance shares to be issued on the accompanying financial statements.

During the year ended December 31, 2003, the Company issued common stocks in exchange of various services to following parties:

The company issued 8,812,500 shares of common stock for consulting services amounting $756,090. The company issued 1,050,403 shares of common stock for salaries amounting $90,334.

Per purchase agreement with I-Phonehome, Inc dated on June 2, 2003, the Company has common stock to be issued for $57,000.


11. MAJOR CUSTOMERS

One major customer provided 83% and 85% of the net revenue for the years ended December 31, 2004 and 2003, respectively. The receivable balance due from this customer was $1,288,959 at December 31, 2004.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.


12. COMMITMENTS

The company headquarters consists of approximately 2,900 square feet of office space and is leased by the company until August 31, 2006. The company also leases six office facilities under month-to-month basis. Total rental under these leases were $97,318 and $52,362 for the years 2004 and 2003, respectively.

13. BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share for the twelve-month periods ended December 31, 2004 were determined by dividing net loss for the periods by the weighted average number of basic and diluted shares of common stock outstanding.

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the year ended December 31, 2004 and 2003


14. SEGMENTS

The Company has two reportable segments consisting of the consulting services and the sale of phones. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes.

The following is information for the Company's reportable segments for the years ended December 31, 2004 and 2003, respectively (in thousands):


Year ended December 31, 2004
----------------------------


                      Consulting     Phone
                        Segment     Segment    Unallocated     Total
                    ------------- ------------ ------------ -----------
Revenue             $     12,153  $     2,102   $        -  $   14,255

Gross margin               1,938          723            -       2,662

Depreciation and
  amortization                (7)         (25)           -         (32)

Interest expense            (289)          (6)           -        (295)

Loss from continuing
  operations before
  income taxes            (1,117)        (286)           -      (1,403)

Identifiable assets        3,697          275            -       3,972

Capital expenditures           -            -            -           -

Year ended December 31, 2003
----------------------------

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


15. SUBSEQUENT EVENTS

On January 19, 2005, the Company appointed a new Chief Executive Officer (CEO) and Chief Operating Officer.

The new CEO will earn an annual salary of $140,000 and $160,000 payable in a combination of cash and shares during the next two years. Further, he shall receive an initial stock option grant of 2,500,000 shares vesting over two years based upon the average closing price for the Company's common stock for the ten trading days immediately preceding the vesting date.

On January 28, 2005, the Company amended the Note (refer note 7) and related agreements to state that the fixed conversion price for the first $450,000 aggregate principal amount of the Note converted on or after January 28, 2005 shall be $0.42. After the first $450,000 is converted, the fixed conversion price shall revert to $0.66.

On March 1, 2005, the Company completed a purchase of certain assets of I.S. Solutions LLC ("ISS"), including all of ISS contracts with existing customers, customer lists and certain equipment used in ISS's information technology business. The Company agreed to pay ISS $50,000 in cash and $50,000 in restricted common stock of the Company for all of ISS's contracts with existing customers, customer lists and certain equipment used in ISS's information technology business. Moreover, under the agreement, the Company may pay up to $400,000, payable in our restricted common stock, if revenues of greater than $5,000,000 and net income before taxes greater than $350,000 are achieved during any consecutive 12 months following the closing. The acquired assets are held in a newly formed wholly owned subsidiary DataLogic New Mexico, Inc., a New Mexico corporation.

The purchase price was determined in arms-length negotiations between the parties. A summary of the assets acquired and consideration for is as follows:


                                             Allocated Amount

   Property, Equipment, Contracts, Customer
     Lists                                       $ 100,000
                                                 ---------
                                                 $ 100,000
                                                 ---------

   Consideration paid                                Amount

     117,664 shares of restricted common stock   $  50,000
     50,000 cash                                    50,000
                                                 ---------
                                                 $  100,00
                                                 ---------


Unaudited Pro-forma revenue, net loss and loss per share assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results (for the year ended December 31, 2004 and 2003) would be as follows:

                                                  2004               2003

     Net revenue                          $    16,712,004     $  10,702,715

     Cost of revenue                           13,437,600        10,053,143

     Gross profit                               3,274,404           649,572

     Operating expenses                         4,295,318         1,294,434

     Loss from Operations                      (1,020,915)         (644,862)

     Total non-operating income (expense)        (398,577)         (244,570)

     Income (loss) before income tax           (1,419,492)         (889,432)

     Net income (loss)                    $    (1,382,392)    $    (911,582)

     Basic earnings (loss) per share                (0.04)            (0.03)

     Diluted earnings (loss) per share *            (0.04)            (0.03)

16. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred net losses of $ $1,403,837 and $ 911,582 during the years ended December 31, 2004 and 2003, respectively. There was an accumulated deficit of $ 3,328,978 as of December 31, 2004, total liabilities exceeded total assets by $ 168,515 as of December 31, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company recently undertook several actions to revise its operating and financial requirements to provide it with sufficient liquidity to continue to fund operations for the next twelve months that included arranging working capital financing. Further, the Company was awarded an expansion of several multi-year contracts with several State Agencies. These awards can provide the Company with an increase level of revenues that should support the Company's current overhead expenses and provide for increasing cashflows that can improve the current stockholders' equity and allow the Company to continue its operations through the next twelve months.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this Form 10-KSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon our review, we concluded that our disclosure controls and procedures for IPN Communications during our fiscal year ended December 31, 2004 had not been effective in timely alerting us to material information relating to the company required to be included in our reports required to be filed under the Securities Exchange Act. The deficiencies which we experienced during that period resulted from three primary problems: (1) a general lack of corporate governance due to our extreme lack of resources and manpower, and an inability to create an effective segregation of duties, due to the requirement of the Chief Financial Officer performing too many corporate and business functions simultaneously; (2) a lack of general oversight through a systematic and formal approach to the conduct of our corporate, financial and business affairs, resulting in a lack of effective communication between management and our Board of Directors; and (3) the lack of a full-time and experienced Chief Financial Officer.

Since December 31, 2004, we have worked diligently with other professional advisors and our auditors to address these deficiencies, which we have taken very seriously. In January 2005, Mr. Moore joined the Company as Chief Executive Officer. We have also obtained new professional assistance, both independent and in-house, designed to help us improve our corporate governance, public company reporting and other activities generally. Finally, our Board has determined, subject to our receipt of adequate financing to support its efforts, to undertake an executive search to recruit a full-time Chief Financial Officer with public company experience.

With these changes, we have concluded as of the time of the filing of this Report that our Company does have in place an effective system for timely meeting our Securities Exchange Act requirements, although further refinements are contemplated as indicated above. Of course, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. These include an assumption that we will be able to raise through equity investment, grants or otherwise the funding necessary to implement and maintain our full system. There can be no assurance that we will be able to implement or maintain an effective system of internal controls, and if we are not able to do so, we risk being in violation of our obligations as a public company in the future. See: Risk Factors.


ITEM 8B.  OTHER MATTERS

None.

                            PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
The directors and principal executive officers of the Company are as specified on the following table:



NAME                   AGE    POSITION
-----------------------------------------------------------------------------
Keith Moore             44    Chairman, Chief Executive Officer, and
                               Chief Operating Officer

Khanh D. Nguyen         40    President, Chief Financial Officer and Director

Derek K. Nguyen         41    Chief Information Officer and Director

Ray Mueller             45    Director


Mr. Moore, as of January 19, 2005, is the Company's Chairman of the Board of Directors, Chief Executive Office, and Chief Operating Officer. Mr. Moore was Chairman of the Board of iTechexpress, Inc. from 1999 to 2005. From 1991 till 1996, Mr. Moore served as President, Chief Operating Officer, Chief Financial Officer, Director and Consultant of Activision, Inc. (NASDAQ: ATVI). Mr. Moore is a founder of International Consumer Technologies and was Vice President, Chief Financial Officer and Director since its inception in July 1986 until its amalgamation into Activision in December 1994. Mr. Moore earned his BS in Accounting and his Masters in Finance from Eastern Michigan University in 1982 and 1984, respectively.

Derek K. Nguyen is the Company's Chief Information Officer and a member of the Board of Directors and served as the Company's Chief Executive Officer and Chairman of the Board of Directors from July 20, 2001 until January 19, 2005. Mr. Nguyen serves as the Chief Executive Officer and Chairman of DataLogic Consulting, Inc. Under Mr. Nguyen's leadership, DataLogic Consulting, Inc. received several awards, including Houston's 100 Fastest Growing Companies during 1997-1998; Inc. Magazine's Fastest Growing 500 Winners in 1999; 50 Largest Minority Owned Firms in Houston in 1999-2000; and Top 100 Diversity Owned Businesses in Texas in 2000. Mr. Nguyen has over 15 years of industry experience and has served as a technical consultant for AT&T, FedEx, International Paper, Exxon, Mobil, and Prudential Healthcare where he developed various business applications. Mr. Nguyen holds a Bachelor of Business Administration degree in Information Systems from the University of North Texas. Mr. Nguyen is the brother of Khanh D. Nguyen, the Company's President, Chief Financial Officer and a member of the Board of Directors.

Khanh D. Nguyen is the Company's President, Chief Financial Officer, Secretary and Treasurer and a member of the Board of Directors. Mr. Nguyen was appointed President, Chief Operating Officer and Secretary on September 23, 2002 and held the Chief Operating Officer position until January 19, 2005. Mr. Nguyen has served as DataLogic Consulting, Inc's Vice President, Chief Technology Officer and Board Member since September 1993. From September 1999 until

December 2001, Mr. Nguyen served as the President and Chief Executive Officer of KDN Securities. Mr. Nguyen has over 15 years of practical systems development and management experience. He has broad technical and business knowledge in the areas of Aerospace, Defense, Financial, Retail, Hospitality, and Transportation. He has also served as a technical consultant for Flagstar, CSX, Levi's, Charles Schwab and others where he architected and developed real-time and object-oriented intra/internet based systems. Mr. Nguyen holds a Bachelor of Science degree in Electrical Engineering from Texas A&M University. Mr. Nguyen is the brother of Derek K. Nguyen, the Company's Chief Information Officer and a member of the Board of Directors.

Ray Mueller has been a member of the Board of Directors since January 24, 2003. Ray serves as an Executive Vice President and Chief Technology Officer of RetailDNA, LLC (RDNA). Prior to joining RDNA, Ray was President of Progressive Software, Inc., a leading restaurant and hospitality vendor that specializes in POS (point-of-sale), back office and central data management systems. He was responsible for establishing relationships with several large customers and business partners including McDonald's, Wendy's, CompUSA, HP, IBM, Walker Digital and others. The company was successfully sold in 1999. Ray has also served as the Chief Information Officer of a major hotel management company (Richfield Hospitality Services, Inc.) and CIO of a multi-unit restaurant chain.


ITEM 10. EXECUTIVE COMPENSATION

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company payable to the Chief Executive Officer of the Company during the last two fiscal years. There are no other officers of the Company whose total annual salary and bonus exceeded $100,000.


                   SUMMARY COMPENSATION TABLE

                                                        Long Term
                                                        Compensation
                                                        ----------------------
                          Annual Compensation           Awards         Payouts
Name and                  ----------------------------------------------------
Principal                 Salary   Bonus  Other Annual  Stock  Options LTIP
Position            Year    ($)     ($)   Compensation  Awards SARs(#) Payouts
------------------- ----- -------  ------ ------------  ------ ------- -------
Derek Nguyen
 Chief Information
 Officer
 Director           2003  $65,000  None   None          323,864 550,000  None
                    2004  $65,000  None   None           37,500 565,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2004 by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group.


Name and Address of     Nature of             Number of     Percent of
Beneficial Owner        Beneficial owner      Shares Held   Class
----------------------  --------------------  ------------  ------------

Khanh D. Nguyen         President, Chief        6,541,453       16.52%
18301 Von Karman Ave    Financial Officer,
Suite 250               Secretary, Treasurer,
Irvine, CA 92612        and Director

Derek K. Nguyen         Chief Information       7,718,381       19.49%
18301 Von Karman Ave    Officer and Director
Suite 250
Irvine, CA 92612

Ray Mueller             Director                  105,000         .27%
18301 Von Karman Ave
Suite 250
Irvine, CA 92612

All officers and
directors as a group
(three persons)                                14,364,834       36.27%


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

Based upon a review of the reports filed under Section 16 of the Securities Exchange Act during the last fiscal year, all required reports were timely filed except, Derek K. Nguyen and Khanh D. Nguyen filed late Form 4 .

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company has a note payable to a Director of the Company. The note is unsecured and has an APR of 12% and was due on September 30, 2003. The note has an outstanding balance of $77,812.50 as of December 31, 2004 and $30,000 as of December 31, 2003.

The Company has a note payable to the CIO of the Company. The note is unsecured and has an APR of 10% and was due on January 21, 2004. The note has an outstanding balance of $77,812.50 as of December 31, 2004 and $100,000 as of December 31, 2003.


ITEM 13. EXHIBITS

The exhibits required by Item 601 of Regulation S-B are identified below and attached hereto or incorporated by reference as noted in the list.


Exhibit  Description
-------  -----------
(3.1.1)   Certificate of Incorporation (1)
(3.1.2)   Certificate of Amendment to Certificate of Incorporation (1)
(3.1.3)   Certificate of Amendment to Certificate of Incorporation (4)
(3.1.4)   Certificate of Amendment to Certificate of Incorporation (4)
(3.2)     Amended and Restated By-laws (1)
(4.1)     Instruments Defining Rights of Security Holders *
(10.1) Securities Purchase Agreement dated June 25, 2004, by and between DataLogic International Group, Inc. and Laurus Master Fund, Ltd. (2)
(10.2) Secured Convertible Term Note dated June 25, 2004, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (2)
(10.3) Registration Rights Agreement dated June 25, 2004, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (2)
(10.4)    Common Stock Purchase Warrant (2)
(10.5) Master Security Agreement dated June 25, 2004, by DataLogic International, Inc. and its subsidiaries. (2)
(10.6) Stock Pledge Agreement dated June 25, 2004, by and among Laurus Master Fund, Ltd., DataLogic International, Inc.
          and its subsidiaries. (2)
(10.7) Subsidiary Guaranty dated June 25, 2004 by the subsidiaries of DataLogic International, Inc. (2)
(10.8) Funds Escrow Agreement dated June 25, 2004 by and among DataLogic International, Inc., Laurus Master Fund, Ltd. and Loeb & Loeb LLP (2)
(10.9) Restricted Account Agreement dated June 25, 2004 by and among North Fork Bank, DataLogic International, Inc. and Laurus Master Fund, Ltd. (2)
(10.10) Subordination Agreement dated June 25, 2004 by and between Derek K. Nguyen and Khanh D. Nguyen and Laurus Master Fund, Ltd. (2)
(10.11) Restricted Side Letter between Laurus Master Fund, Ltd. and DataLogic International, Inc. (2)
(10.12)   Stock Option Plan (3)
(10.13)   Management Agreement with IPN Communications, Inc. (4)
(10.14)   Warrant Agreement with Biscayne Capital Markets, Inc. (4)
(10.15)   Finder's Fee Agreement with Biscayne Capital Markets, Inc.(4)
(10.16)   Agreement to Acquire 49% of IPN (5)
(21)      Subsidiaries of DataLogic International, Inc.
(31.1)    Certification pursuant Section 302
(31.2)    Certification pursuant Section 302
(32.1)    Certification pursuant Section 906
(32.2)    Certification pursuant Section 906

*   incorporated by reference from the provisions of Exhibits 3.1.1 -3.1.4

(1) Filed with Form 10-SB on April 23, 1999 (File No. 000-30382)
(2) Filed with Form 8-K dated June 25, 2004
(3) Filed with Form S-8 on April 9, 2003
(4) Filed with Form SB-2 on July 26, 2004
(5) Filed with Form 8-K dated November 18, 2004


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Company paid Kabani & Company Inc. $36,750 and $28,500 in audit and review fees for fiscal 2004 and 2003 respectively.

Financial Information Systems Design and Implementation Fees. The Company did not pay Kabani & Company Inc. any financial information systems design and implementation fees for fiscal year 2004 or 2003.

All Other Fees. The Company did not pay Kabani & Company Inc. any nonaudit fees for fiscal year 2004 or 2003.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on May 9, 2005.

      DataLogic International, Inc.,
      a Delaware corporation


      By: /s/  Keith Moore
      --------------------------------------------
      Its Chief Executive Officer, Chief Operating
      Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities in Irvine, California, on May 9, 2005



      By: /s/  Khanh D. Nguyen
      --------------------------------------------
      Its President, Chief Financial Officer and
      Director