Form 10QSB
period 2005-03-31
DATALOGIC INTERNATIONAL INC
filed 2005-05-23
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2005, there were 39,925,896 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

=============================================================================

                              INDEX


PART I.  FINANCIAL INFORMATION..............................................3
  Item 1. Consolidated Financial Statements.................................3

          Unaudited Condensed Consolidated Balance Sheet as of
          March 31, 2005 ...................................................3

          Unaudited Condensed Consolidated Statement of Operations -
          Three Months Ended March 31, 2005 and 2004 .......................4

          Unaudited Condensed Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 2005 and 2004........................5

          Notes to Unaudited Condensed Consolidated Financial
          Statements........................................................6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................22

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......37

  Item 4. Controls and Procedures..........................................37


PART II.  OTHER INFORMATION................................................38

  Item 1. Legal Proceedings................................................38
  Item 2. Changes in Securities............................................38
  Item 3. Defaults upon Senior Securities..................................38
  Item 4. Submission of Matters to a Vote of Security Holders..............38
  Item 5. Other Information................................................38
  Item 6. Exhibits and Reports Filed on Form 8-K...........................39


SIGNATURES.................................................................40

                  PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 2005

ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                     $   377,469
  Accounts receivable, net of allowance
   for bad debts of $115,312                                    1,712,401
  Marketable securities                                             7,500
  Inventory                                                       231,863
  Prepaid expenses                                                 82,529
                                                              ------------
    Total current assets                                        2,411,762

RESTRICTED CASH                                                   964,519

PROPERTY AND EQUIPMENT, net                                       158,216

INTANGIBLE ASSETS
  Licenses, net                                                    14,584
  Loan origination costs, net                                     233,249
                                                              ------------
    Total intangible assets, net                                  247,833

DEPOSITS                                                            9,111
                                                              ------------
                                                              $ 3,791,441
                                                              ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable & accrued expenses                         $ 1,688,742
  Notes payable - officers                                         88,824
  Notes payable                                                   275,000
  Convertible debt - current portion                              769,692
                                                              ------------
    Total current liabilities                                   2,822,258

CONVERTIBLE DEBT - LONG TERM PORTION                            1,206,962
                                                              ------------

    Total liabilities                                           4,029,220

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value;
    authorized shares 100,000,000
    issued and outstanding shares 39,483,272                       39,434
  Additional paid in capital                                    3,533,512
  Shares to be issued                                             142,290
  Unamortized consulting fees                                     (38,130)
  Comprehensive income                                           (196,000)
  Accumulated deficit                                          (3,718,884)
                                                              ------------
    Total stockholders' deficit                                  (237,779)
                                                              ------------
                                                              $ 3,791,441
                                                              ============


      The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the quarters
                                                         ended March 31,
                                                      2005           2004
                                                 -------------- --------------

Net revenue                                      $   3,368,268  $   4,001,587

Cost of revenue                                      2,933,500      3,004,324
                                                 -------------- --------------

Gross profit                                           434,768        997,263

Operating expenses                                     674,561        272,756
                                                 -------------- --------------
    Total operating expenses                           674,561        272,756
                                                 -------------- --------------
Income (loss) from operations                         (239,793)       724,507

Non-operating expense:
  Factoring expense                                          -        (67,232)
  Interest expense                                    (146,913)       (10,963)
                                                 -------------- --------------
  Total non-operating expense                         (146,913)       (78,195)
                                                 -------------- --------------
Income (loss) before income tax                       (386,706)       646,312

Provision for income tax                                 3,200          1,600

Minority interest allocation                                 -       (165,180)
                                                 -------------- --------------

Net income (loss)                                     (389,906)       479,532

Other comprehensive loss                                (8,500)             -
                                                 -------------- --------------
Comprehensive income (loss)                      $    (398,406) $     479,532
                                                 ============== ==============

Basic and diluted income (loss) per share        $       (0.01) $        0.01
                                                 ============== ==============

Basic and diluted weighted
  average shares outstanding                        39,376,792     36,547,023
                                                 ============== ==============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the quarters ended March 31, 2005 and 2004.


       The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the quarters
                                                         ended March 31,
                                                       2005           2004
                                                 -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                              $    (389,906) $     479,532
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
      Depreciation and amortization                     74,856         15,932
      Provision for bad debts                            2,312              -
      Issuance of shares for compensation
        and services                                         -        113,350
      Issuance of shares for interest                   19,988              -
      Minority interest                                      -        165,181
  (Increase) decrease in current assets:
      Receivables                                      (84,143)      (693,309)
      Prepaid expenses                                  31,447         (4,558)
      Inventory                                       (178,336)         4,239
  Increase (decrease) in current liabilities:
      Accounts payable and accrued expense             291,221        365,444
      Deferred income                                        -         40,000
                                                 -------------- --------------
        Total adjustments                              157,345          6,279
                                                 -------------- --------------
        Net cash provided by (used in)
        operating activities                          (232,561)       485,811
                                                 -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in restricted cash                          294,170              -
  Sale of marketable securities                              -        150,904
  (Disposal) acquisition of property & equipment       (49,442)         4,243
                                                 -------------- --------------
        Net cash used in investing activities          244,728        155,147
                                                 -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments to factor                                         -       (572,453)
  Proceeds from loan                                         -        110,000
  Payment of loans                                    (281,546)      (100,000)
  Proceeds from stock options                            3,000              -
  Proceeds from line of credit                               -        182,631
                                                 -------------- --------------
        Net cash used in financing activities         (278,546)      (379,822)
                                                 -------------- --------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS    (266,378)       261,136

CASH & CASH EQUIVALENTS, BEGINNING BALANCE             643,847        253,517
                                                 -------------- --------------

CASH & CASH EQUIVALENTS, ENDING BALANCE          $     377,469  $     514,653
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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

On March 1, 2005, the Company completed a purchase of certain assets of I.S. Solutions LLC ("ISS"). The Company agreed to pay ISS $50,000 in cash and $50,000 in restricted common stock of the Company for all of ISS's contracts with existing customers, customer lists and certain equipment used in ISS's information technology business. Moreover, under the agreement, the Company may pay up to $400,000, payable in our restricted common stock, if revenues of greater than $5,000,000 and net income before taxes greater than $350,000 are achieved during any consecutive 12 months following the closing. The acquired assets are held in a newly formed wholly owned subsidiary DataLogic New Mexico, Inc., a New Mexico corporation. DataLogic New Mexico, Inc. also entered into an employment agreement with the principal of ISS as President of DataLogic New Mexico, Inc.

DataLogic New Mexico is an Information Technology consultancy and solutions provider for government, public safety and homeland security agencies. DataLogic New Mexico has developed a next-generation encryption and two-factor authentication product, EncrypTAC(tm), that allows law enforcement agents using mobile communications to access FBI databases efficiently without compromising security.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on May 9, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as comprehensive income as a separate component of stockholder's equity. Following is a summary of investment securities classified as available for sale as on March 31, 2005:


                                         Cost       Fair     Unrealized
                                         Basis     Value        Loss

Marketable securities-Common stock    $ 203,500   $ 7,500    $ 196,000


Unrealized holding gains and losses for the three month period ended March 31, 2005 amounted to $8,500.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Net intangible assets at March 31, 2005 were as follows:


          Website Development             $     4,900
          Loan Origination Costs              311,000
          Licensing Rights                     39,000
                                          ------------
                                              354,900
          Less Accumulated amortization      (107,067)
                                          ------------

                                          $   247,833
                                          ============

          Client lists                    $    33,086
          Less Accumulated amortization       (33,086)
                                          ------------
                                          $         -
                                          ============



Amortization for years 2005 through 2007 will be as follows:


          2005                           $    114,592
          2006                                107,324
          2007                                 25,917
                                         -------------
          Total                          $    247,833
                                         =============

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to there market value, if lower. Inventories at March 31, 2005 were comprised of finished phone and GPS products amounting to $231,862. There are no allowances provided for the quarter ended March 31, 2005.


Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (3-5 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Segment Reporting

The Company has two reportable segments consisting of the consulting services and communications. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company reportable segments for the Three month periods ended March 31, 2005 and 2004 (in thousands):

For the three month period ended March 31, 2005 (in thousands):


                              Consulting Communications
                                Segment      Segment    Unallocated    Total
                             ------------ ------------- ----------- ----------
Revenue                      $     3,285  $        83   $       -   $  3,368

Gross Margin                         403           32           -        435

Depreciation & amortization          (69)          (6)          -        (75)

Interest expense                    (145)          (2)          -       (147)

Income from continuing
 operations before Income taxes     (308)         (79)          -       (387)

Identifiable assets                3,641          150           -      3,791

Capital expenditures                 100            -           -        100



For the three month period ended March 31, 2004 (in thousands):


                             Consulting  Communications
                               Segment      Segment    Unallocated    Total
                             ------------ ------------ ----------- ----------
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


NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying 2005 consolidated financial statements include the accounts of DataLogic International, Inc, its 100% wholly owned subsidiary, DataLogic Consulting, Inc. (DCI), 100% owned subsidiary, IPN Communications, Inc. (formerly, i-PhoneHome, Inc.), and 100% owned subsidiary, DataLogic New Mexico, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005 as follows ($ in thousands, except per share amounts):

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



           Net Loss - as reported                   $        (390)
           Stock-Based employee compensation
             expense included in reported net
             income, net of tax                                 -

           Total stock-based employee
             compensation expense determined
             under fair-value-based method for all
             rewards, net of tax                             (268)
                                                    --------------
           Pro forma net loss                       $        (658)
                                                    ==============
           Loss per share:
           Basic, as reported                       $       (0.01)
           Diluted, as reported                     $       (0.01)
           Basic, pro forma                         $       (0.02)
           Diluted, pro forma                       $       (0.02)



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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the impact of this pronouncement on its financial statements.

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


NOTE 4 - RESTRICTED CASH

In connection with the Company's private placement of a convertible term note with Laurus Master Fund, Ltd. ("Purchaser"),see Note 9 below, $964,519 of the principal amount of the convertible term note is held in a restricted account by the Company but under the sole dominion and control of the Purchaser as security for the Company's and its subsidiaries' obligations under the Securities Purchase Agreement and related agreements. Funds will be released to the company from this account upon conversion of principal once the company has reduced the unrestricted principal amount of the Note ($1,750,000) to zero or upon the satisfaction of other specified conditions. The restricted cash account earns interest at the rate of 3.25 % per annum and the Company earned $5,855 in interest income from the restricted cash account for the quarter ended March 31, 2005.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2005 consist of the following:


Accounts payable                 $   882,843
Accrued payroll & payroll taxes      356,962
Accrued sales taxes                  166,882
Accrued interest expense             135,566
Accrued expenses- other              146,489
                                 ------------
                                 $ 1,688,742
                                 ============

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable to Allied Capital Partners, L.P. The purchase price for each account sold is the face amount of the account less a discount of 1.75%. All accounts sold are with recourse on seller. Allied may defer making payment to the Company of a portion of the purchase price payable for all accounts purchased which have not been paid up to 13.25% of such accounts (reserve). All of the Company's accounts receivable, inventories and computer hardware are pledged as collateral under this agreement. The initial term is for three month and will automatically renew for additional three month at the end of the term. The Company discontinued the services of factor as of June 30, 2004. All the outstanding balances due to the factor have been paid in full. In connection with the factoring agreement, the Company incurred fees of $67,315 during the period ended March 31, 2004.

NOTE 7 - NOTES PAYABLE- OFFICER

The company repaid $ 66,800 of the loan from officer during the three month period ended March 31, 2005. The notes payable to the officers amounted to $88,824 at March 31, 2005. The notes are unsecured, past due and payable and bear the annual interest rate of 6% on the unpaid principal balance. Interest on these notes for the period ended March 31, 2005 and 2004 amounted to $1,523 and $4,239.

NOTE 8 - NOTES PAYABLE & LINE OF CREDIT

Notes payable comprised of the following:

Unsecured note, interest rate 10%, interest payable on last
 day of each month, past due and immediately payable               $   25,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, past due and immediately payable       100,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, past due and immediately payable       150,000
                                                                  -----------
                                                                  $   275,000
                                                                  ===========


Interest on these notes for the period ended March 31, 2005 and March 31, 2004 was $4,491 and $4,239 respectively.

The Company has a line of credit from a financial institution for $450,000 with outstanding balance of $429,406 as of March 31, 2004. The line expired on May 31, 2004. The line was secured by the Company's assets, was personally guaranteed by the CEO of the Company and bore an interest rate of 4.38%.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - CONVERTIBLE DEBT

On June 25, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (Purchaser) in connection with the private placement of a convertible term note issued by the company in the principal amount of $3,000,000 due June 25, 2007 and a common stock purchase warrant. The note is convertible into shares of common stock, $.001 par value at a fixed conversion rate of $0.66, and bears an interest rate at prime plus 2%. The warrant provides for the purchase of up to 705,000 shares of common stock, at exercise prices ranging from $0.73 to $0.79, until June 25, 2011. The warrants have cashless exercise features. $1,250,000 of the principal amount (reduced to $950,000 on January 28, 2005 per below) of the Note will be held in a restricted account by the company but under the sole dominion and control of the Purchaser as security for the company's and its subsidiaries' obligations under the Securities Purchase Agreement and related agreements. Funds will be released to the company from this account upon conversion of principal once the company has reduced the unrestricted principal amount of the Note ($1,750,000) to zero or upon the satisfaction of other specified conditions. The notes are secured by all the Company's assets and the assets of the subsidiaries.

On January 28, 2005, the Purchaser made available $300,000 of the principal amount held in the restricted account and the Company amended the Note and related agreements to state that the fixed conversion price for the first $450,000 aggregate principal amount of the Note converted on or after January 28, 2005 shall be $0.42. After the first $450,000 is converted, the fixed conversion price shall revert to $0.66. The Company recorded the beneficial conversion feature associated with the amendment for $1,948. The Company recorded amortization expense for $545 for the quarter ended March 31, 2005 for the beneficial conversion feature associated with the amendment.

The Company incurred $311,000 as the loan origination cost for the debt. The Company is amortizing the cost over the period of the loan. The Company amortized $ 25,917 for the quarter ended March 31, 2005. The Company recorded the beneficial conversion feature associated with the debt for $431,81. The Company recorded the beneficial conversion feature associated with the warrants for $430,050. These costs have been reduced from the long term portion of the convertible debt on the balance sheet and are being amortized over their lives. The Company has recorded amortization expense for $ 36,825 for the quarter ended March 31, 2005 for the beneficial conversion feature associated with the debt. The Company has recorded amortization expense for $15,485 for the quarter ended March 31, 2005 for the beneficial conversion feature associated with the warrants.

In February 2005, 300,113 shares were issued as payment of principal and interest valued at $ 106,061 of principal and $ 19,987 of interest.

The balance of the convertible debt (net of beneficial conversion feature of $705,164) as of March 31, 2005 was $769,692, for current portion and $ 1,206,962 for long-term portion.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

Cash flow statements for the three-month period ended March 31, 2005 does not include the effects of issuance of 252,525 shares of common stock for the principal repayment $106,061 of the Company's note payable.

Cash flow statements for the three-month period ended March 31, 2004 does not include the effects of issuance of 370,370 shares of common stock for management services amounting $100,000.

The Company paid $2,400 and $800 for income tax during the period ended March 31, 2005 and 2004. The Company paid $21,889 and $4,762 interest during the period ended March 31, 2005 and 2004, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to shareholders of IPN as part of the management agreement between the company and IPN for the management services to be provided by IPN from January 01, 2004 to December 31, 2004. This management fees will be amortized over the period of service. $ 0 and $ 25,000 has been expensed for the three months period ending March 31, 2005 and 2004, respectively. The Company also entered into a Service Agreement with IPN principals in which the Company granted 1,500,000 options at market to be vested over a period of two years.

Notes payable to officers amounted to $ 88,824 at March 31, 2005. The notes are unsecured and bear the annual interest rates of 6% on the unpaid principal balance. Interest on these notes for the period ended March 31, 2005 and 2004 amounted to $1,523 and $4,239.

Effective January 19, 2005, the Company entered into employment agreements with its two principal shareholders as officers of the Company. Under the terms of the agreements, the principals will earn an annual salary of $140,000 and $160,000 payable in a combination of cash and common stock during the next two years. Further, they shall receive stock option grants of no less than 100,000 shares per quarter vesting over two years with an exercise price equal to the average closing price for the Company's common stock for the five trading days immediately preceding, the grant date and the five trading days immediately following the grant date.

On November 5, 2004, the Company acquired the remaining 49% of the issued and outstanding shares of capital stock of IPN Communications. In exchange for 49% of the shares of common stock of IPN, the Company issued IPN three hundred thousand ($300,000) dollars in restricted common stock. These shares have been subsequently on April 25, 2005 been cancelled and have not been included in computation of weighted average shares outstanding and statement of stockholders deficit in the accompanying financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' DEFICIT

Common stock

During the period ended March 31, 2005 -

The Company issued 300,113 shares as payment of principal and interest valued at $106,061 of principal and $ 19,987 of interest

The Company issued 20,000 shares from the exercise of stock options amounting to $3,000.

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

The company entered into a consulting agreement on February 27, 2004 under which it will issue 180,000 shares as consideration for the consulting services to be provided under the agreement. The shares had not been issued as of March 31, 2004. The company has recorded the cost of services based on 20 day average of stock price at the date of agreement amounting to $ 160,200. The cost will be amortized over the period of service. $26,700 and $13,350 have been expensed for the three month period ending March 31, 2005 and March 31, 2004 respectively.

At March 31, 2005 the Company has shares to be issued for the purchase of certain assets of ISS (See Note 16) for $50,000, officer compensation equal to $47,333, and consulting services equal to $44,957.

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

Pursuant to the Corporate Stock Option Plan, the Company granted 2,800,000 options to three key employees during the three months period ended March 31, 2005. 560,000 options vested immediately and remaining options will vest quarterly, over 2 years beginning three months after the vesting commencement date. The Option has an expiry that is 2 years from the vesting schedule date.

Following is a summary of the stock option activity:

            Outstanding at December 31, 2002                   600,000
                Granted                                      1,150,000
                Forfeited                                            -
                Exercised                                            -
                                                            -----------
            Outstanding at December 31, 2003                 2,137,500

                Granted                                      2,905,000
                Forfeited                                            -
                Exercised                                     (987,500)
                                                            -----------
            Outstanding at December 31, 2004                 4,055,000

                Granted                                      2,800,000
                Forfeited                                   (1,500,000)
                Exercised                                      (20,000)
                                                            -----------
            Outstanding at March 31, 2005                    5,335,000
                                                            ===========

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the status of options outstanding at March 31, 2005:


                         Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                            Weighted
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
                           Contractual   Exercise                  Exercise
Exercise Price    Number     Life        Price       Number        Price
--------------   --------- -----------  ----------- ------------  -----------
$ 0.06-$0.24       762,500     4.91       $  0.13    1,387,500     $  0.13
$ 0.33-$0.76     4,572,500     5.00       $  0.56    2,587,250     $  0.56


Stock-based compensations recognized during the quarters ended March 31, 2005 and 2004 were $0 and $ 0, respectively.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:


                                                 2005          2004
                                                 ----          -----
Risk-free interest rate                          4.5%          4.0%
Expected life of the options                     5.00 years    5.00 years
Expected volatility                              276%          100%
Expected dividend yield                          0             0

NOTE 13 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share for the three month period ended March 31, 2005 and 2004 determined by dividing net income (loss) for the periods by the weighted average number of basic and diluted shares of common stock outstanding.

NOTE 14 - MAJOR CUSTOMERS

Two major customers provided 90% of the net revenue for the period ended March 31, 2005. Total receivable from these major customers amounted to approximately $975,000.

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


NOTE 15 - COMMITMENTS

The company headquarter consists of approximately 2,900 square feet of office space and is leased by the company until August 31, 2006. The company also leases six office facilities under month-to-month basis.

NOTE 16 - ACQUISITION OF ASSETS

On March 1, 2005, the Company completed a purchase of certain assets of I.S. Solutions LLC ("ISS"). The Company agreed to pay $50,000 in cash and $50,000 in restricted common stock of the Company for all of ISS's contracts with existing customers, customer lists and certain equipment used in ISS's information technology business. Moreover, under the agreement, the Company may pay up to $400,000, payable in our restricted common stock, if revenues of greater than $5,000,000 and net income before taxes greater than $350,000 are achieved during any consecutive 12 months following the closing. The acquired assets are held in a newly formed wholly owned subsidiary DataLogic New Mexico, Inc., a New Mexico corporation. DataLogic New Mexico is an Information Technology consultancy and solutions provider for government, public safety and homeland security agencies.

The purchase price was determined in arms-length negotiations between the parties. A summary of the assets acquired and consideration for is as follows:


                                             Allocated Amount

     Equipment, Customers, Customer Lists        $ 100,000
                                                 ---------
                                                 $ 100,000
                                                 ---------

         Consideration paid                       Amount
     117,664 shares of restricted common stock   $  50,000
     50,000 cash                                    50,000
                                                 ---------
                                                 $ 100,000
                                                 ---------

NOTE 17 - GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $ 3,718,884 at March 31, 2005. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Management has taken various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue on in next twelve months. Management devoted considerable effort during the period ended March 31, 2005, towards management of liabilities and improving the operations. Further, the Company has secured a material contract to provide its Panther Trak product for mobile asset tracking. This contract can provide the Company with an increased level of revenues that should support the Company's current overhead expenses and provide for increasing cash flows that can improve the current stockholders' equity and allow the Company to continue its operations through the next twelve months.

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

The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our most recent filing of Form SB-2, our annual report on Form 10-KSB for the year ended December 31, 2004, and the following risk factors:

RISKS RELATED TO OUR BUSINESS

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

Two of our directors and principal shareholders beneficially owned approximately 35% of the outstanding shares of our common stock at March 31, 2005 which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, which influence may be alleged to conflict with our interests and the interests of our other shareholders.

We have identified areas of weaknesses in our internal controls for IPN which existed during the quarter ended March 31, 2005. Although we have taken steps to remedy these weaknesses, our ability to implement and maintain a full system of internal controls and proper corporate governance will depend upon our ability to attract both capital and human resources, and if we are unsuccessful we risk being violation of our public company reporting obligations in the future, which could give rise to potential regulatory and/or shareholder actions that could have a material adverse effect upon our business and financial condition, and the market value of our stock.

For the quarter ended March 31, 2005, our management identified material weaknesses in our internal controls and a lack of segregation of duties for IPN which resulted from, among other things, a lack of a systematic and formal
system of checks and balances in our corporate governance.   We also have a
very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. We believe that our current system of internal controls, in light of the changes we have made since March 31, 2005, are generally adequate. However, if we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares.

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

On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 for exit or disposal activities did not have a material impact on our consolidated financial statements for the quarter ended March 31, 2005.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by us if we are subject to a majority of the risk of loss from the variable interest entity activities or entitled to receive a majority of the entity residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We did not have any variable interest entities as of March 31, 2005 and 2004. The adoption of FIN No. 46 did not have a material impact on our consolidated financial statements.

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

The Company's wholly owned subsidiaries include DCI, IPN Communications, Inc. and DataLogic New Mexico, Inc. DCI provides complete IT consulting services that include but are not limited to project management, system analysis, design, implementation, testing and maintenance. The services can be provided at the clients' locations or off-site at the Company's US or affiliated offshore facilities. DCI also provides short- and long-term staffing solutions to IT clients, healthcare providers and other businesses.

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

The February 24, 2005 acquisition of the assets of New Mexico-based IS Solutions, LLC (ISS) brings the Company increased ability to provide new IT services for public safety and homeland security customers.

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

During the quarters ended March 31, 2005 and 2004, the Company spent a limited amount on research and development activities.


Intellectual Property

We have registered our key Internet URLs, www.dlgi.com, www.datalogicconsulting.com, www.ipncom.com, www.iphonecenter.net, and review these registrations on a regular basis to ensure that they remain current and in good standing. We currently do not hold any patents but plan to apply for some in the near future to protect our Communications technologies.

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


Employees

As of March 31, 2005, the Company had 438 employees. There were 364 part-time and 74 full-time employees including 10 employees consisting of executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees. The Company has employment agreements with senior management and with each of its billable employees.


Results of Operations

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Revenues. The net revenues for the quarter ended March 31, 2005 decreased $633,319 or 15.8% to $3,368,268 as compared to net revenues of $4,001,587 for the same period in the prior year. The year-over-year decrease in revenues was primarily due to the decreased VoIP sales.

Gross Profit. The gross profit for the quarter ended March 31, 2005 decreased $562,495 or 56.4% to $434,768 as compared to the gross profit of $997,263 for the same period in the prior year.

Operating Expenses. The operating expenses for the quarter ended March 31, 2005 were $674,561 as compared to the operating expenses of $272,756 for the same period in the prior year. The increase is attributable to financing fees, financing related legal fees, general R & D, product development costs, and increase in operational, administrative and marketing costs.

Non-Operating Expenses. Interest expense for the quarter ended March 31, 2005 was $146,913 as compared to $10,963 for the same period in the prior year. Factoring expenses for the quarter ended March 31, 2005 were $0 as compared to $67,232 for the same period in the prior year.

Net Loss. As a result of the above, the net loss for the quarter ended March 31, 2005 was $389,906 as compared to the net income of $479,532 for the same period in the prior year. The loss was primarily due to the higher operating expenses and a decrease in VoIP sales. The basic and diluted loss per share was $0.01 during the three months ended March 31, 2005 as compared to an income of $0.01 per share during the same period last year.

Liquidity and Capital Resources

On June 29, 2004, we issued $3 million of convertible secured debt (the "$3 Million Financing"), including the issuance of warrants to purchase a total of 705,000 shares of our common stock. The proceeds from the $3 Million Financing improved our working capital position. As of March 31, 2005 we have $377,469 in cash and $964,519 in restricted cash. Given our March 31, 2005 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will be adequate to satisfy our cash flow requirements through December 31, 2005. Our cash flow estimates are based upon achieving certain levels of sales, gross profit and operating expenses.

Our liquidity primarily consists of $377,469 in cash, restricted cash of $964,519 and $1,712,401 in accounts receivable. The Company's current liabilities consist of $2,822,258 in accounts payable, accrued expenses, and short-term debts.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this Form 10-QSB, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 5d-14(c). Based upon our review, we concluded that our disclosure controls and procedures for IPN Communications during our quarter ended March 31, 2005 had not been effective in timely alerting us to material information relating to the company required to be included in our reports required to be filed under the Securities Exchange Act. The deficiencies which we experienced during that period resulted from three primary problems: (1) a general lack of corporate governance due to our extreme lack of resources and manpower, and an inability to create an effective segregation of duties, due to the requirement of the Chief Financial Officer performing too many corporate and business functions simultaneously; (2) a lack of general oversight through a systematic and formal approach to the conduct of our corporate, financial and business affairs, resulting in a lack of effective communication between management and our Board of Directors; and (3) the lack of a full-time and experienced Chief Financial Officer.

Since March 31, 2005, we have worked diligently with other professional advisors and our auditors to address these deficiencies, which we have taken very seriously. In January 2005, Mr. Moore joined the Company as Chief Executive Officer. We have also obtained new professional assistance, both independent and in-house, designed to help us improve our corporate governance, public company reporting and other activities generally. Finally, our Board has determined, subject to our receipt of adequate financing to support its efforts, to undertake an executive search to recruit a full-time Chief Financial Officer with public company experience.

With these changes, we have concluded as of the time of the filing of this Report that our Company does have in place an effective system for timely meeting our Securities Exchange Act requirements, although further refinements are contemplated as indicated above. Of course, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. These include an assumption that we will be able to raise through equity investment, grants or otherwise the funding necessary to implement and maintain our full system. There can be no assurance that we will be able to implement or maintain an effective system of internal controls, and if we are not able to do so, we risk being in violation of our obligations as a public company in the future. See: RISKS RELATED TO OUR BUSINESS.



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

                                    DataLogic International, Inc.
                                   (Registrant)

Date: May 23, 2005                  /s/ Keith Moore
                                    ------------------------------------
                                    Title: Chief Executive Officer,
                                    Chief Operating Officer and Director


Date: May 23, 2005                  /s/ Khanh Nguyen
                                    ------------------------------------
                                    Title: President, Chief Financial
                                    Officer and Director