Form 10QSB
period 2005-06-30
DATALOGIC INTERNATIONAL INC
filed 2005-08-11
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2005

     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission file number: 000-30382

                  DataLogic International, Inc.
-----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)



          Delaware                              33-0755473
          --------                              ---------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2005, there were 40,010,192 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

=============================================================================

                              INDEX


PART I.  FINANCIAL INFORMATION..............................................3
  Item 1. Consolidated Financial Statements.................................3

          Unaudited Consolidated Balance Sheet as of June 30, 2005 .........3

          Unaudited Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 2005 and 2004 ................4

          Unaudited Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2005 and 2004...........................5

          Notes to Unaudited Consolidated Financial
          Statements........................................................7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................24

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......33

  Item 4. Controls and Procedures..........................................33


PART II.  OTHER INFORMATION................................................34

  Item 1. Legal Proceedings................................................34
  Item 2. Changes in Securities............................................34
  Item 3. Defaults upon Senior Securities..................................34
  Item 4. Submission of Matters to a Vote of Security Holders..............34
  Item 5. Other Information................................................34
  Item 6. Exhibits.........................................................35


SIGNATURES.................................................................36

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          JUNE 30, 2005

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   424,625
  Accounts receivable, net of allowance
   for doubtful accounts of $115,312                              1,645,958
  Marketable securities available for sale                            7,500
  Inventories                                                       455,964
  Prepaid expenses                                                  307,381
                                                                ------------
    Total current assets                                          2,841,428

Restricted cash                                                     972,095
Property and equipment, net                                         154,331
Loan origination costs, net                                         207,332
Intangible assets, net                                               10,927
Deposits                                                              9,111
                                                                ------------
                                                                $ 4,195,224
                                                                ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $ 1,870,479
  Deferred revenue                                                  602,801
  Notes payable - officers                                           55,624
  Notes payable                                                     255,000
  Current portion of convertible debt                               769,692
                                                                ------------
    Total current liabilities                                     3,553,596

Convertible debt, net of current portion                          1,066,848
                                                                ------------
    Total liabilities                                             4,620,444
                                                                ------------
Commitments and contingencies                                             -

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 10,000,000 shares
    authorized, 39,434,092 shares issued and outstanding             39,434
  Additional paid-in-capital                                      3,533,512
  Shares to be issued                                               225,290
  Unamortized consulting fees                                       (23,804)
  Accumulated deficit                                            (4,199,652)
                                                                ------------
    Total stockholders' deficit                                    (425,220)
                                                                ------------
                                                                $ 4,195,224
                                                                ============

      The accompanying notes are an integral part of these consolidated financial statements.


             DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                      For the three months         For the six months
                                          ended June 30,              ended June 30,
                                        2005         2004           2005        2004
                                  ------------- ------------- ------------- -------------

Net revenue                       $  4,484,178  $  4,007,156  $  7,852,446  $  8,008,743

Cost of revenue                      3,958,087     2,775,953     6,891,587     5,780,277
                                  ------------- ------------- ------------- -------------

Gross profit                           526,091     1,231,203       960,859     2,228,466

Operating expenses                     696,917       696,145     1,371,478       968,901
                                  ------------- ------------- ------------- -------------

Income (loss) from operations         (170,826)      535,058      (410,619)    1,259,565

Non-operating expense:
  Interest expense                    (113,942)      (13,286)     (260,855)      (24,249)
  Other than temporary write-down
    of marketable securities
    available for sale                (196,000)            -      (196,000)            -
  Factoring expense                          -       (32,694)            -       (99,926)
                                  ------------- ------------- ------------- -------------
    Total non-operating expense       (309,942)      (45,980)     (456,855)     (124,175)
                                  ------------- ------------- ------------- -------------
Income (loss) before income
  taxes and minority interest         (480,768)      489,078      (867,474)    1,135,390

Income taxes                                 -             -         3,200         1,600

Minority interest                            -        (9,270)            -      (174,450)
                                  ------------- ------------- ------------- -------------

Net income (loss)                 $   (480,768) $    479,808  $   (870,674) $    959,340
                                  ============= ============= ============= =============

Basic earnings (loss) per share   $     (0.012) $      0.013  $     (0.022) $      0.026
                                  ============= ============= ============= =============
Basic weighted average
 shares outstanding                 39,434,092    36,859,832     39,382,631   36,834,924
                                  ============= ============= ============= =============
Diluted earnings (loss)
 per share                        $     (0.012) $      0.011  $     (0.022) $      0.023
                                  ============= ============= ============= =============
Diluted weighted average
  shares outstanding                39,434,092    41,917,325     39,382,631   41,892,737
                                  ============= ============= ============= =============


Weighted average number of shares used to compute basic and diluted loss per share in 2005 is the same since the effect of dilutive securities is anti-dilutive for the three and six months ended June 30, 2005.



            The accompanying notes are an integral part of these
                     consolidated financial statements.





                DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                For the six months
                                                                   ended June 30,
                                                                 2005           2004
                                                           -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $    (870,674) $     959,340
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                               119,090         34,959
     Bad debt expense                                              2,312              -
     Issuance of shares for services                                   -        191,425
     Issuance of shares for interest                              19,987              -
     Other than temporary write-down of marketable
      securities available for sale                              196,000              -
     Minority interest                                                 -        174,450
     (Increase) decrease in current assets:
        Accounts receivable                                      (17,700)    (1,765,352)
        Inventories                                             (402,437)        11,905
        Prepaid expenses                                        (179,077)       (10,390)
     Increase in current liabilities:
        Accounts payable and accrued expenses                    555,958        243,807
        Deferred revenue                                         602,801              -
                                                            ------------- --------------
  Total adjustments                                              896,934     (1,119,196)
                                                            ------------- --------------

        Net cash provided by (used in) operating activities       26,260       (159,856)
                                                            ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of treasury stock                                               -        150,904
  Acquisition of property and equipment                          (60,217)       (14,351)
                                                            ------------- --------------

        Net cash provided by (used in) investing activities      (60,217)       136,553
                                                            ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt                                       -      3,000,000
  Decrease (increase) in restricted cash                         286,594     (1,250,000)
  Payment of debt issuance costs                                       -       (311,000)
  Payments to factor                                                   -       (854,301)
  Proceeds from loan                                                   -         75,000
  Payments of loans                                             (474,859)             -
  Payments on line of credit                                           -       (429,406)
  Proceeds from line of credit                                         -        182,631
  Proceeds from exercise of stock options                          3,000              -
                                                            ------------- --------------

        Net cash provided by (used in) financing activities     (185,265)       412,924
                                                            ------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (219,222)       389,621

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   643,847        253,517
                                                            ------------- --------------

CASH AND CASH EQUIVALENTS, ENDING OF PERIOD                 $    424,625  $     643,138
                                                            ============= ==============



                                                                For the six months
                                                                   ended June 30,
                                                                 2005           2004
                                                           -------------- --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                            $      42,251  $      12,130
Income taxes paid during the period                        $       1,600  $         800


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended June 30, 2005, the Company issued 252,525 and 47,588 shares of common stock in payment of principal and interest of $106,061 and $19,987, respectively, on the notes payable.

The Company issued 539,294 shares of common stock for management services amounting
$191,425 during the six months ended June 30, 2004.






            The accompanying notes are an integral part of these
                     consolidated financial statements.




           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
-----------------------

DataLogic International, Inc. ("DataLogic" or the "Company"), through its wholly owned subsidiaries, provides Information Technology ("IT") outsourcing and consulting services to a wide range of U.S. and international governmental
agencies and commercial enterprises.   The Company's services capitalize on
the ongoing trend toward strategic IT outsourcing and address growing markets such as public safety and homeland security. The Company also leverages its technology expertise, customer relationships and supplier channels to develop solutions addressing rapidly growing communications markets, including VoIP ("Voice over Internet Protocol") communications and GPS vehicle tracking.

The Company's wholly owned subsidiaries include DataLogic Consulting, Inc. ("DCI"), IPN Communications, Inc. ("IPN") and DataLogic New Mexico, Inc. ("DNM"). DCI provides complete IT consulting services that include, but are not limited to, project management and systems analysis, design, implementation, testing and maintenance. The services can be provided at the clients' locations or off-site at the Company's U.S. or affiliated offshore facilities. DCI also provides short and long-term staffing solutions to IT clients, healthcare providers and other businesses.

IPN Communications, Inc., a California corporation, provides VoIP telephony products and services worldwide. IPN derives its VoIP revenues from phone sets, communication servers, software and hardware licenses and residual global long distance airtime sales. The Company increased its ownership of IPN from 51% to 100% on November 5, 2004.

On January 13, 2004, the Company acquired the Machine-to-Machine ("M2M") technology from two technologists and entered into the mobile asset tracking business. Panther Trak(TM) is the Company's first product in the M2M mobile asset tracking vertical market. This GPS based mobile asset tracking device was designed to focus largely on theft, recovery and tracking services. The Company derives its M2M revenues from the sale of mobile tracking units, software and hardware licenses and residual income from monthly user subscription fees.

DNM was formed in the first quarter of 2005 as a result of the acquisition of the assets of IS Solutions, LLC (see Note 16). DNM is a technical solution provider for public safety and homeland security agencies.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION, continued

Basis of Presentation
---------------------

The accompanying consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for the presentation of interim financial information. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.

Going Concern
-------------

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $4,199,652 at June 30, 2005. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the six months ended June 30, 2005 towards management of liabilities and improvement of the Company's operations. Further, the Company has secured a material contract to provide its PantherTrak product. This contract can provide the Company with an increased level of revenues that should support the Company's current overhead expenses and provide for increasing cash flows to allow the Company to continue its operations through the next twelve months.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts and transactions of DataLogic International, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The minority owners' interest in a subsidiary represents the 49% interest in IPN Communications in 2004 and has been reflected as minority interest in the consolidated financial statements as of June 30, 2004.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of accounts receivable, the realizability of inventories, the recoverability of long-lived assets and the fair value of marketable securities available for sale. Actual results could differ from those estimates.

Accounts Receivable
-------------------

The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

Marketable Securities Available for Sale
----------------------------------------

The Company's securities are classified as available for sale and, as such, are initially recorded at cost and adjusted to their fair value at each balance sheet date. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and for other purposes and accordingly, are classified as current assets in the accompanying consolidated balance sheet.

Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported, net of tax, as other comprehensive income, a separate component of stockholder's equity. Any decline in value of available for sale securities below cost that is considered to be "other than temporary" is recorded as a reduction of the cost basis of the security and is included in the statement of operations as a realized loss.

Inventories
-----------

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with their market value and an allowance is made to write down the inventories to their market value, if lower. Inventories at June 30, 2005 were comprised of finished phone, GPS and video communications products.

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives for the related assets range from five to seven years.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations.

Loan Origination Costs
----------------------

Loan origination costs are amortized using the straight-line method over the term of the related debt instrument.

Intangible Assets
-----------------

Intangible assets consist of website development costs, software licenses and client lists and are recorded at cost. Intangible assets are amortized using the straight-line method over their estimated useful lives of 5 years.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2005, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company's products and services will continue, which could result in an impairment of long-lived assets in the future.

Beneficial Conversion Feature
-----------------------------

The convertible feature of the debt provides for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Forces ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

The Company's convertible debt is recorded net of the debt discount related to the BCF. The Company records the debt discount in proportion to principal advances and amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, marketable securities available for sale, accounts receivable, accounts payable and accrued expenses, notes payable and convertible debt. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of notes payable officers as the transaction originated with related parties and instruments similar to the convertible debt could not be found. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Revenue Recognition
-------------------

Revenue is recognized when earned. The Company recognizes revenue on its software products in accordance with all applicable accounting regulations, including the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, With Respect to Certain Transactions." Expenses are recognized in the period in which the corresponding liability is incurred.

For sales of phone products, our revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue in the accompanying consolidated balance sheet.

Revenues and costs of revenues from consulting contracts are recognized during the period in which the service is performed.

The Company has contracts with various governments and governmental agencies. Government contracts are subject to audit by the applicable governmental agency. Such audits could lead to inquiries from the government regarding the allowability of costs under applicable government regulations and potential adjustments of contract revenues. To date, the Company has not been involved in any such audits.

Net Loss per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 39,434,092 and 39,382,631 for the three and six months ended June 30, 2005, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Issuance of Shares for Non-Cash Consideration
---------------------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The majority of equity instruments have been valued at the market value of the shares on the date issued.

Stock-Based Compensation
------------------------

The Company accounts for employee stock-based compensation under the "intrinsic value" method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as opposed to the fair value method prescribed by SFAS No. 123, "Share-Based Payment." Pursuant to the provisions of APB Opinion 25, the Company generally does not record an expense for the value of stock-based awards granted to employees. The Company has adopted the disclosure only provisions of SFAS No. 123.

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time-to-time, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Two major customers accounted for 82% of the net revenue for the six months ended June 30, 2005. Accounts receivable from these major customers amounted to approximately $1,058,000 as of June 30, 2005.

Two major customers accounted for 73% of the net revenue for the six months ended June 30, 2004.

A significant portion of the Company's business is located in Rhode Island and New Mexico and is subject economic conditions and regulations in those areas.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

The Company utilizes a limited number of suppliers for the VoIP phones and GPS device components.

Reclassifications
-----------------

Certain amounts in the June 30, 2004 consolidated financial statements have been reclassified to conform to the June 30, 2005 presentation. Such reclassifications had no effect on net income as previously reported.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. Small business issuers will be required to apply Statement 123R in the first annual reporting period that begins after December 15, 2005. The Company has not yet determined the effect the adoption of SFAS No. 123R will have on its consolidated financial statements.

In November 2004, The FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of the statement will result in a significant impact to the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets," an amendment of APB Opinion No. 29, "Accounting for Non-Monetary Assets." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not believe the adoption of the statement will result in a significant impact to the Company's consolidated financial statements.


NOTE 3 - MARKETABLE SECURITIES AVAILABLE FOR SALE

During the quarter ended June 30, 2005, Company management has determined that the decline in the market value of securities available for sale is "other-than-temporary." Accordingly, the cost bases of the securities were adjusted to their market value as of June 30, 2005 and the accumulated other comprehensive loss was recorded as a realized loss in the accompanying consolidated statement of operations.

Following is a summary of marketable securities available for sale as of June 30, 2005:

                                            Adjusted
                                            Cost        Fair      Unrealized
                                            Basis       Value     Loss

Marketable securities available for sale    $ 7,500     $ 7,500   $ 0


Unrealized holding gains and losses for the six months ended June 30, 2005 and 2004 were zero and $8,500, respectively. Realized losses on the "other-than-temporary" write-down of marketable securities available for sale were $196,000 and zero for the three and six months ended June 30, 2005 and 2004, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004



NOTE 4 - RESTRICTED CASH

In connection with the Company's private placement of a convertible term note with Laurus Master Fund, Ltd. ("Purchaser") (see Note 11), $972,095 of the principal amount of the convertible term note is held in a restricted account by the Company but under the sole dominion and control of the Purchaser as security for the Company's obligations under the Securities Purchase Agreement. Funds will be released to the Company from this account upon conversion of principal once the Company has reduced the unrestricted principal amount of the note ($1,836,540) to zero or upon the satisfaction of other specified conditions. The restricted cash account earns interest at the rate of 3.25% per annum. Interest income was $7,576 and $ 0 for the quarters ended June 30, 2005 and 2004, respectively.


NOTE 5 - LOAN ORIGINATION COSTS

Loan origination costs as of June 30, 2005 were as follows:

      Loan origination costs            $   311,000

      Less accumulated amortization        (103,668)
                                        ------------

                                        $   207,332
                                        ============

Amortization of the loan origination costs was $25,917 and $14,771 for the quarters ended June 30, 2005 and 2004, respectively.

NOTE 6 - INTANGIBLE ASSETS

      Website development costs         $     4,900
      Software licenses                      39,000
      Client lists                           33,086
                                        ------------
                                             76,986

Less Accumulated amortization               (66,059)
                                        ------------

                                        $    10,927
                                        ============

Amortization expense was $3,657 and $3,658 for the quarters ended June 30, 2005 and 2004, respectively.


Future aggregate amortization of the intangible assets is as follows:

      2005                             $     7,314
      2006                                   3,613
                                       ------------

      Total                            $    10,927
                                       ============

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004



NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2005 consist of the following:

    Accounts payable                 $   818,203
    Accrued payroll and payroll taxes    606,769
    Accrued sales taxes                  169,679
    Accrued interest expense             134,368
    Accrued expenses- other              141,460
                                     ------------
                                     $ 1,870,479
                                     ============


NOTE 8 - DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable at a discount of 1.75% of the face value. The Company discontinued the services of factor as of June 30, 2004 and all the outstanding balances due to the factor have been paid in full. The outstanding balances were secured by all of the Company's accounts receivable, inventories and computer hardware. In connection with the factoring agreement, the Company incurred fees of $99,926 during the six months ended June 30, 2004.


NOTE 9 - NOTES PAYABLE - OFFICERS

Notes payable to officers are unsecured, past due, payable on demand and bear interest at an annual rate of 6 percent on the unpaid principal balance. The Company repaid $66,800 and $33,200 of the notes payable to officers during the three and six month periods ended June 30, 2005. The balance on the notes payable to the officers amounted to $55,624 as of June 30, 2005. Interest expense on these notes for the six months ended June 30, 2005 and 2004 amounted to $2,357 and $9,132, respectively.


NOTE 10 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consisted of the following as of June 30, 2005:

Unsecured note, interest rate 10%, interest only payable on last
 day of each month, past due and immediately payable               $   25,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, past due and immediately payable        80,000
Unsecured note, interest rate 6%, interest payable at the
 end of the term or on demand, past due and immediately payable       150,000
                                                                  -----------
                                                                  $   255,000
                                                                  ===========

Interest expense on these notes for the six months ended June 30, 2005 and 2004 was $8,316 and $6,640, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004



NOTE 11 - CONVERTIBLE DEBT

On June 25, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Purchaser" or "Laurus") in connection with the private placement of a convertible term note issued by the Company in the
principal amount of $3,000,000, due June 25, 2007.   The note is convertible
into shares of the Company's common stock at conversion prices of $0.42 for the first $450,000 of aggregate principal converted and $0.66 thereafter and bears an interest rate at prime plus 2%. Additionally, the note provisions include cashless warrants that provide for the purchase of up to 705,000 shares of common stock at exercise prices ranging from $0.73 to $0.79, until June 25, 2011. $950,000 of the principal amount of the note is held in a restricted account by the Company but under the sole dominion and control of the Purchaser as security for the Company's obligations under the Securities Purchase Agreement. Funds will be released to the Company from this account upon conversion of principal once the company has reduced the unrestricted principal amount of the note ($1,836,540) to zero or upon the satisfaction of other specified conditions. The note is secured by all the Company's assets.

On January 28, 2005, the Purchaser made available $300,000 of the principal amount held in the restricted account and the note was amended. The Company recorded a BCF associated with the amendment of $1,948. Amortization of the BCF associated with the amendment for the six months ended June 30, 2005 and 2004 was $545 and zero, respectively.

The Company incurred $311,000 as a loan origination cost for the debt. The Company is amortizing the cost over the period of the loan. Loan origination cost amortization for the six months ended June 30, 2005 and 2004 was $51,834 and $1,420, respectively. The Company recorded a BCF associated with the conversion feature of the debt of $431,818 a BCF associated with the warrants for $430,050. These costs are shown as a reduction of the long-term portion of the convertible debt in the accompanying consolidated balance sheet and are being amortized over term of the note. Amortization expense related to the beneficial conversion feature amounted $103,530 and $2,812 for the six months ended June 30, 2005 and 2004, respectively. In February 2005, 300,113 shares were issued as payment of principal and interest of $106,061 and $19,987, respectively.

The balance of the convertible debt (net of beneficial conversion feature of $654,802) as of June 30, 2005 was $769,692 for the current portion and $1,066,848 for the long-term portion.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company's headquarters consists of approximately 2,900 square feet of office space and is leased until August 31, 2006. The Company also leases six other office facilities with one lease expiring August 31, 2005, one lease expiring October 31, 2005 and the other four under month-to-month leases.
Rent expense for the six months ended June 30, 2005 and 2004 was $62,301 and $54,501, respectively. Minimum future rental payments under the leases are as follows:

       Years Ending:

       December 31, 2005      $  40,625
       December 31, 2006      $  49,500

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Indemnities and Guarantees
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements where the Company may be required to indemnify landlords and the Laurus agreement where the Company may be required to indemnify Laurus. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.


NOTE 13 - STOCKHOLDERS' DEFICIT

Common Stock
------------

During the six months ended June 30, 2005, the Company issued 300,113 shares of its common stock as payment of principal and interest valued at $106,061 and $ 19,987, respectively. In addition, the Company issued 20,000 shares from the exercise of stock options totaling $3,000.

During the six months ended June 30, 2004, the Company issued 370,370 shares of common stock for management fees amounting to $100,000. The shares were issued as part of the management agreement between the Company and IPN management for services to be provided in 2004, as specified in the agreement. $50,000 was expensed during the six months ended June 30, 2004.

The Company entered into a consulting agreement on February 27, 2004 under which it will issue 180,000 shares as consideration for the consulting services to be provided under the agreement. The Company had issued 131,424 shares as of June 30, 2004 and recorded the cost of the services provided based on the 20-day average of the Company's stock price at the date of agreement amounting to $160,200. The cost is being amortized over the one year term of the agreement. The Company expensed $26,700 and $53,400 for the six months ended June 30, 2005 and 2004, respectively.

Additionally, the Company issued 30,000 shares of common stock for consulting services amounting $22,200 and recorded $4,275 for 7,500 shares of common stock to be issued for consulting services during the six months ended June 30, 2004.

As of June 30, 2005, the balance in Shares to be Issued consisted of $50,000 related to the purchase of certain assets of ISS (see Note 16), officer compensation of $107,333 and consulting services of $67,957. All of these Shares to be Issued, totaling 576,100 shares, were issued in July, 2005.

Treasury stock
--------------

The Company sold its treasury stock during the six months ended June 30, 2004 for $150,904.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


Stock Options
-------------

The Company has three stock option plans: The 2003 Stock Compensation Plan (the "2003 Plan"), the 2004 Non-Qualified Stock and Stock Option Plan (the "2004 Plan") and the 2005 Non-Qualified Stock and Stock Option Plan (the "2005 Plan").Under the 2003 Plan, ten million shares of the Company's stock are reserved for grant to directors, key employees and certain independent contractors. The option prices are at least equal to the fair market value of the stock on the date of grant and carry terms of ten years or less. The 2003 Plan is administered by the Board of Directors and all grants are determined at the sole discretion of the Board.

Under the 2004 Plan, two million shares of the Company's common stock are reserved for grant to officers, directors, employees, consultants and others. Under the 2005 Plan, five million shares of the Company's common stock are reserved for grant to officers, directors, employees, consultants and others. Both the 2004 and 2005 Plans are administered by the Compensation Committee of the Board of Directors. All options must be granted within ten years of the adoption of the plan. Additionally, any options granted to a shareholder who owns at least a ten percent interest in the Company have a maximum term of ten years. All expenses of administering the 2004 and 2005 Plans are borne by the Company.

Following is a summary of the stock option activity:

            Outstanding at December 31, 2002                   600,000
                Granted                                      1,150,000
                Forfeited                                            -
                Exercised                                            -
                                                            -----------
            Outstanding at December 31, 2003                 1,750,000

                Granted                                      2,905,000
                Forfeited
                Exercised                                     (987,500)
                                                            -----------
            Outstanding at December 31, 2004                 3,667,500

                Granted                                      5,910,000
                Forfeited                                   (1,500,000)
                Exercised                                      (20,000)
                                                            -----------
            Outstanding at June 30, 2005                     8,057,500
                                                            ===========

Following is a summary of the status of options outstanding at June 30, 2005:

                         Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                            Weighted
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
                           Contractual   Exercise                  Exercise
Exercise Price    Number     Life        Price       Number        Price
--------------   --------- -----------  ----------- ------------  -----------
$ 0.06-$0.24       762,500     4.91       $  0.13    1,387,500     $  0.13
$ 0.23-$0.76     7,295,000     5.00       $  0.35    2,651,250     $  0.35

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004



No compensation cost was recognized for the six months ended June 30, 2005 and 2004 as the options granted during the periods were at or above fair market value of the stock on the date of grant.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

                                                     2005          2004
                                                     ----          -----
Risk-free interest rate                               4.0%          4.73%
Expected life of the options                          5.00 years    5.00 years
Expected volatility                                   282%          100%
Expected dividend yield                                 0             0

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings (loss) per share would have been adjusted to the pro forma amounts for the six months ended June 30, 2005 and 2004 as follows ($ in thousands, except per share amounts):

                                                       For the six months
                                                          Ended June 30,
                                                         2005        2004
                                                  ------------- -----------

           Net income (loss) - as reported        $       (871) $      959
           Stock-Based employee compensation
             expense included in reported net
             income (loss), net of tax                       -           -
           Total stock-based employee
             compensation expense determined
             under fair-value-based method for
             all rewards, net of tax                      (309)       (133)
                                                    ----------- -----------
           Pro forma net income (loss)              $   (1,180) $      826
                                                    =========== ===========
           Income (loss) per share:
           Basic, as reported                       $   (0.022) $    0.026
           Diluted, as reported                     $   (0.022) $    0.023
           Basic, pro forma                         $   (0.030) $    0.022
           Diluted, pro forma                       $   (0.030) $    0.020

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004



                                                       For the three months
                                                           Ended June 30,
                                                            2005    2004
                                                    ------------ -------------
           Net income (loss) - as reported          $      (481) $        479
           Stock-Based employee compensation
             expense included in reported net
             income (loss), net of tax                        -             -
           Total stock-based employee
             compensation expense determined
             under fair-value-based method for
             all rewards, net of tax                        (41)          (39)
                                                    ------------ -------------
           Pro forma net income (loss)              $      (522) $        440
                                                    ============ =============
           Income (loss) per share:
           Basic, as reported                       $    (0.012) $      0.013
           Diluted, as reported                     $    (0.012) $      0.011
           Basic, pro forma                         $    (0.013) $      0.012
           Diluted, pro forma                       $    (0.013) $      0.010


NOTE 14 - SEGMENT REPORTING

The Company has two reportable segments consisting of consulting services and communications. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company's reportable segments for the three and six months June 30, 2005 and 2004 (in thousands):

Three months ended June 30, 2005:

                           Consulting  Communications
                             Segment      Segment     Unallocated    Total
                          ------------ -------------- ----------- ------------
Net revenue               $     3,313  $       1,171  $        -  $     4,484

Gross profit                      344            182           -          526

Depreciation and
  amortization                    (38)            (6)          -          (44)

Interest expense                 (110)            (4)          -         (114)

Loss from continuing
 operations before
 income taxes                    (458)           (23)          -         (481)

Identifiable assets             3,720            475           -        4,195

Capital expenditures               12              -           -           12

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004



Three months ended June 30, 2004:

                           Consulting  Communications
                             Segment      Segment     Unallocated    Total
                          ------------- ------------- ----------- ------------
Net revenue               $      3,005  $      1,002  $        -  $     4,007

Gross profit                       876          355            -        1,231

Depreciation and
 amortization                      (13)          (6)           -          (19)

Interest expense                   (11)          (2)           -          (13)

Income (loss) from
 continuing operations
 before income taxes               500           10          (30)         480

Identifiable assets              4,814          879            -        5,693

Capital expenditures                 3           11            -           14



Six months ended June 30, 2005:

                          Consulting  Communications
                            Segment      Segment     Unallocated    Total
                         ------------- ------------- ----------- ------------
Net revenue              $      6,598  $      1,254  $       -   $     7,852

Gross profit                      747           214          -           961

Depreciation and
  amortization                   (107)          (12)         -          (119)

Interest expense                 (255)           (6)         -          (261)

Loss from continuing
 operations before
 income taxes                    (765)          (102)        -          (867)

Identifiable assets             3,720            475         -         4,195

Capital expenditures               60              -         -            60

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004



Six months ended June 30, 2004:


                            Consulting  Communications
                              Segment      Segment     Unallocated    Total
                           ------------- ------------- ----------- -----------
Net revenue                $      6,197  $      1,811  $        -  $    8,008

Gross profit                      1,397           831           -       2,228

Depreciation and
  amortization                      (15)          (12)         (8)        (35)

Interest expense                    (19)           (5)          -         (24)

Income (loss) from
 continuing operations
 before income taxes                816           182         (39)        959

Identifiable assets               4,814           879           -       5,693

Capital expenditures                  3            11           -          14


NOTE 15 - RELATED PARTY TRANSACTIONS

The Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to the management of IPN as part of the management agreement between the Company and IPN for services that were provided in 2004. Zero and $50,000 has been expensed for the six months ended June 30, 2005 and 2004, respectively. The Company also entered into a service agreement with IPN principals in which the Company granted 1,500,000 options to IPN management to be vested over a period of two years.

Effective January 19, 2005, the Company entered into employment agreements with its two principal shareholders as officers of the Company. Under the terms of the agreements, the principals will earn an annual salary of $140,000 in 2005 and $160,000 in 2006, payable in a combination of cash and common stock over the term of the agreements. Further, they shall receive stock option grants of no less than 100,000 shares per quarter vesting over two years with an exercise price equal to the average closing price for the Company's common stock for the five trading days immediately preceding and following the grant date.

On November 5, 2004, the Company acquired the remaining 49% of the issued and outstanding shares of capital stock of IPN Communications not already owned by the Company. In exchange for the remaining 49% interest, the Company issued IPN shareholders three hundred thousand ($300,000) dollars in restricted common stock. On April 25, 2005, these shares were cancelled and have not been included in computation of weighted average shares outstanding or in the statement of stockholders' deficit in the accompanying consolidated financial statements.

NOTE 16 - ACQUISITION OF ASSETS

On March 1, 2005, the Company completed the purchase of certain assets of I.S. Solutions, LLC ("ISS"). The Company agreed to pay $50,000 in cash and $50,000 in restricted common stock of the Company for all of ISS's contracts with existing customers, customer lists and certain equipment used in ISS's information technology

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004



business. Moreover, under the agreement, the Company may pay an earn out up to $400,000, payable in the Company's restricted common stock if certain levels of revenues and net income before taxes are achieved during any consecutive 12 months following the closing. The earn out expires three years following the closing. The acquired assets are held in DNM. DNM is an IT consultancy and solutions provider for government, public safety and homeland security agencies.

The purchase price was determined in arms-length negotiations between the parties. A summary of the assets acquired and consideration is as follows:


                                             Allocated Amount

     Equipment and Customer Lists               $  100,000
                                                -----------
                                                $  100,000
                                                -----------

         Consideration paid                       Amount

     117,664 shares of restricted common stock  $   50,000
     Cash                                           50,000
                                                -----------
                                                $  100,000
                                                -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION


The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

The forward-looking statements generally include management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

The information contained in this report is not a complete description of our business or the risks associated with our common stock. Before making investment decisions about our common stock, you should carefully review and consider this entire report and the other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and the risks, uncertainties and other factors that affect our business results of operations and/or financial condition.

RISKS THAT ARE UNIQUE OUR BUSINESS

We have purposefully omitted risk factors the average investor would consider too broad and/or generic, i.e. those risks that describe circumstances or factual situations that are equally applicable to other similarly situated businesses. If any of the following risks occur, our business, financial condition and results of operations will suffer. Any of these risk factors can harm our business and future results of operations.
We provide Information Technology outsourcing and consulting services to a wide range of U.S. and international governmental agencies and commercial enterprises. However, we depend on a few major customers for the majority of our revenues. This creates a significant financial risk to the Company because if a major customer were to terminate or materially reduce, for any reason, its business relationship with us, we would suffer an immediate and substantial decline in revenue.

Some of our government agency customers are subject to unique political and budgetary constraints. This constraint imposed upon our customers makes it difficult to predict the timing and amount of revenue to expect from these customers in future periods. In addition, our government agency customers have special contracting requirements that affect our ability to obtain new government customers.

OUR STOCK PRICE IS VOLATILE

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

ABILITY OF DEREK NGUYEN AND KHANH NGUYEN TO EXERCISE CONTROL

Two of our directors and principal shareholders beneficially owned approximately 36% of the outstanding shares of our common stock at June 30, 2005, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, which influence may be alleged to conflict with our interests and the interests of our other shareholders.

INTERNAL CONTROL ASSESSMENT

We have identified areas of weaknesses in our internal controls for our wholly owned subsidiary, IPN Communications, Inc., which existed during the six months ended June 30, 2005. Although we have taken steps to remedy these weaknesses, our ability to implement and maintain a full system of internal controls and proper corporate governance will depend upon our ability to attract both capital and human resources. If we are unsuccessful, we risk being in violation of our public company reporting obligations in the future, which could give rise to potential regulatory and/or shareholder actions that could have a material adverse effect upon our business and financial condition and the market value of our stock.

Based on our current size, we lack of a systematic and formal system of checks and balances in our corporate governance; we have a very small finance and accounting staff; and we do not have the optimum segregation of accounting and finance duties. We believe that our current system of internal controls, in light of the changes we have made recently, are generally adequate.

We plan to engage in future acquisitions, which may be expensive and time-consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies, products and services if we determine that these additional businesses, technologies, products and services are likely to serve our strategic goals. We currently have no commitments or agreements with respect to any acquisitions. The specific risks we may encounter in these types of transactions include the following:

     . Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition;

     . Difficulty in predicting and responding to issues related to product transition such as development, distribution and customer support;

     . The possible adverse impact of such acquisitions on existing relationships with third-party partners and suppliers of technologies and services;

     . The possibility that staff or customers of the acquired company might not accept the new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;

     . The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, intellectual property issues, key personnel issues or legal and financial contingencies; and

     . Difficulty in integrating acquired operations due to geographical distance and language and cultural differences.

A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on our results of operations.

THE COMPANY WILL ISSUE ADDITIONAL SECURITIES, INCLUDING COMMON STOCK

The sale of our common stock by Laurus Master Fund may cause dilution and could cause the price of our common stock to decline. We intend to raise additional funds through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. In connection with our transaction with Laurus, as of August 10, 2005, we may issue up to 3,692,959 shares of common stock throughout the three year term, and accordingly, our stockholders may experience dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. Further, the perceived risk of dilution may cause the selling stockholder, as well as other holders, to sell their shares, which would contribute to downward movement in the price of the shares.

THE COMPANY PLEDGED ALL ITS ASSETS TO SECURE A CONVERTIBLE NOTE TO LAURUS

On June 25, 2004, we issued a $3,000,000 convertible note to Laurus. Events of default under the note include:

     .  failure to pay interest and principal payments when due;
     . a breach by us of any material covenant or term or condition of the note or any agreement made in connection therewith;
     . a breach by us of any material representation or warranty made in the note or in any agreement made in connection therewith;
     . an assignment for the benefit of our creditors or a receiver or trustee is appointed for us;
     . any form of bankruptcy or insolvency proceeding is instituted by or against us;
     . any money judgment entered or filed against us for more than $50,000; . failure to timely deliver shares of common stock when due upon conversions of the note; and
     . trading of our common stock is suspended for 5 consecutive days or 5 days during any 10 consecutive days from a principal market.

If we default on the note and the holder demands all payments due and payable, we will be required to pay 130% of the outstanding principal amount of each note and any interest accrued thereon. The cash required to pay such amounts will most likely come out of working capital. Since we rely on our working capital for our day-to-day operations, such a default on the note could materially adversely effect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk. Further, our obligations under the note are secured by all of our and our subsidiaries' assets. Failure to fulfill our obligations under the note and related agreements could lead to loss of these assets, which would be detrimental to our operations put the Company out of business.

COMPANY OVERVIEW

DataLogic International, Inc., ("DataLogic" or the "Company") through its wholly owned subsidiaries provides Information Technology ("IT") outsourcing and consulting services to a wide range of U.S. and international governmental
agencies and commercial enterprises.   The Company's services capitalize on
the ongoing trend toward strategic IT outsourcing and address growing markets such as public safety and homeland security. The Company also leverages its technology expertise, customer relationships and supplier channels to develop solutions addressing rapidly growing communications markets, including VoIP ("Voice over Internet Protocol") communications and GPS vehicle tracking.

The Company's wholly owned subsidiaries include DataLogic Consulting, Inc. ("DCI"), IPN Communications, Inc. ("IPN") and DataLogic New Mexico, Inc. ("DNM"). DCI provides complete IT consulting services that include, but are not limited to, project management and systems analysis, design, implementation, testing and maintenance. The services can be provided at the clients' locations or off-site at the Company's U.S. or affiliated offshore facilities. DCI also provides short and long-term staffing solutions to IT clients, healthcare providers and other businesses.

IPN Communications, Inc., a California corporation, provides VoIP telephony products and services worldwide. IPN derives its VoIP revenues from phone sets, communication servers, software and hardware licenses and residual global long distance airtime sales. The Company increased its ownership of IPN from 51% to 100% on November 5, 2004.

On January 13, 2004, the Company acquired the Machine-to-Machine ("M2M") technology from two technologists and entered into the mobile asset tracking business. Panther Trak(TM) is the Company's first product in the M2M mobile asset tracking vertical market. This GPS based mobile asset tracking device was designed to focus largely on theft, recovery and tracking services. The Company derives its M2M revenues from the sale of mobile tracking units, software and hardware licenses and residual income from monthly user subscription fees.

DNM was formed in the first quarter of 2005 as a result of the acquisition of the assets IS Solutions, LLC. The company is a technical solution provider for public safety and homeland security agencies.

The Company now consists of two core businesses: Consulting Services and Communications.

Company Strategy

Our strategy is the maintenance and growth of our core businesses. Among the key elements central to this strategy are:

      o Continued development and enhancement of select products, services and solutions for target markets;

      o Continued investments in the Company's infrastructure including but not limited to product development, sales, implementation and support;

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

Organically, our plans include expanding service offerings to existing clients, revisiting past client relationships to rekindle revenue streams and generally capturing market share in the growth industries the Company services. Our strategy for expanding our market share involves a strong focus on quality customer service and competitive rates. We plan to achieve this by leveraging our efficient operation and utilizing the economies of scale to provide quality and economic products, services and solutions to our clients.

We are also pursuing a growth strategy through acquisitions that can provide 1.) new service offerings that can be marketed to existing clients, 2.) new clients and contracts and 3.) products and services that support our communications products and provide recurring, predictable service and maintenance revenue streams.

For our acquisition strategy, we are targeting companies that have an established market presence in their respective fields, along with a loyal customer base that can be used to cross-sell other products and services. The success of our acquisition strategy depends not only on our ability to identify and acquire businesses on a cost-effective basis, but also upon our ability to integrate the acquired operations into our organization effectively, to retain clients of the acquired businesses, to retain the personnel of the acquired companies and to obtain additional financing.

Each of our business units has unique opportunities and strategies as follows:


Communications

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

We target underserved telecommunications markets and are currently working with various telecommunications companies, ISP, system integrators and distributors in Asia, the Middle East, South America, Australia, Africa and Europe to deploy our solutions to the respective local markets.

Consulting Services

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

During the six months ended June 30, 2005 and 2004, the Company spent a limited amount on research and development activities.

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

Employees

As of June 30, 2005, the Company had 404 employees. There were 187 part-time and 218 full-time employees including 7 employees consisting of executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees. The Company has employment agreements with senior management and with each of its billable employees.

Results of Operations

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30,
2004

Net Revenue. The net revenues for the quarter ended June 30, 2005 increased $477,022 or 11.9% to $4,484,178 as compared to net revenues of $4,007,156 for the same period in the prior year. The year-over-year increase in revenues was primarily due to increases in communications products and services for existing and new customer accounts.

Gross Profit. The gross profit for the quarter ended June 30, 2005 decreased $705,112 or 57.3% to $526,091 as compared to the gross profit of $1,231,203 for the same period in the prior year. The decrease was primarily due to a decrease in higher margin VoIP license revenue attributable to one customer in the quarter ended June 30, 2004.

Operating Expenses. The operating expenses for the quarter ended June 30, 2005 were $696,917 as compared to the operating expenses of $696,145 for the same period in the prior year.

Non-Operating Expenses. Interest expense for the quarter ended June 30, 2005 was $113,942 as compared to $13,286 for the same period in the prior year.
The increase in interest expense was primarily due to the interest expense associated with the convertible term note issued by the Company to Laurus. Other than temporary write-down of marketable securities available for sale was $196,000 for the quarter ended June 30, 2005 as compared to $ 0 for the same period in the prior year. The increase in other than temporary write-down of marketable securities for sale was attributable to the Company's determination that the decline in the market value of securities available for sale is "other-than-temporary." Accordingly, the cost bases of the securities were adjusted to their market value as of June 30, 2005. Factoring expenses for the quarter ended June 30, 2005 were $0 as compared to $32,694 for the same period in the prior year. The decrease in factoring expenses was attributable to termination of the Company's factoring facility in June, 2004.

Net Loss. As a result of the above, the net loss for the quarter ended June 30, 2005 was $480,768 as compared to the net income of $479,808 for the same period in the prior year. The loss was primarily due to the lower gross profit margins related to a decrease in VoIP license revenue attributable to one customer in the quarter ended June 30, 2004, and the other than temporary write-down of marketable securities available for sale in the quarter ended June 30, 2005. The basic and diluted loss per share was $0.012 during the three months ended June 30, 2005 as compared to an income of $0.011 per share during the same period last year.


Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Net Revenue. The net revenues for the six months ended June 30, 2005 decreased $156,297 or 2.0% to $7,852,446 as compared to net revenues of $8,008,743 for the same period in the prior year. The decrease was primarily due to a decrease in VoIP license revenue and VoIP equipment sales attributable to two customers in the six months ended June 30, 2004.

Gross Profit. The gross profit for the six months ended June 30, 2005 decreased $1,267,607 or 56.9% to $960,859 as compared to the gross profit of $2,228,466 for the same period in the prior year. The decrease was primarily due to a decrease in higher margin VoIP license revenue and VoIP equipment sales attributable to two customers in the six months ended June 30, 2004.

Operating Expenses. The operating expenses for the six months ended June 30, 2005 were $1,371,477 as compared to the operating expenses of $968,901 for the same period in the prior year. The increase is attributable to financing fees, general R & D, product development costs, and increase in operational, administrative and marketing costs.

Non-Operating Expenses. Interest expense for the six months ended June 30, 2005 was $260,855 as compared to $24,249 for the same period in the prior
year.    The increase in interest expense was primarily due to the interest expense associated with the convertible term note issued by the Company to Laurus. Other than temporary write-down of marketable securities available for sale was $196,000 for the six months ended June 30, 2005 as compared to $ 0 for the same period in the prior year. The increase in other than temporary write-down of marketable securities for sale was attributable to the Company's determination that the decline in the market value of securities available for sale is "other-than-temporary." Accordingly, the cost bases of the securities were adjusted to their market value as of June 30, 2005. Factoring expenses for the six months ended June 30, 2005 were $0 as compared to $99,926 for the same period in the prior year. The decrease in factoring expenses was attributable to termination of the Company's factoring facility in June, 2004.

Net Loss. As a result of the above, the net loss for the six months ended June 30, 2005 was $870,674 as compared to the net income of $959,340 for the same period in the prior year. The loss was primarily due to a decrease in VoIP license revenue and VoIP equipment sales attributable to two customers in the six months ended June 30, 2004, and the other than temporary write-down of marketable securities available for sale in the six months ended June 30, 2005. The basic and diluted loss per share was $0.0022 during the six months ended June 30, 2005 as compared to the basic income per share of $0.026 per share and the diluted income per share of $0.023 per share during the same period last year.


Liquidity and Capital Resources

On June 29, 2004, we issued $3 million of convertible secured debt (the "$3 Million Financing"), including the issuance of warrants to purchase a total of 705,000 shares of our common stock. The proceeds from the $3 Million Financing improved our working capital position. As of June 30, 2005 we have $424,625 in cash and $972,095 in restricted cash. Given our June 30, 2005 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will be adequate to satisfy our cash flow requirements through December 31, 2005. Our cash flow estimates are based upon achieving certain levels of sales, gross profit and operating expenses.

Our liquidity primarily consists of $424,625 in cash, restricted cash of $972,095 and $1,645,958 in accounts receivable. The Company's current liabilities consist of $3,553,596 in accounts payable, accrued expenses, and short-term debts.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $4,199,652 at June 30, 2005. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the six months ended June 30, 2005 towards management of liabilities and improvement of the Company's operations. Further, the Company has secured a material contract to provide its PantherTrak product. This contract can provide the Company with an increased level of revenues that should support the Company's current overhead expenses and provide for increasing cash flows to allow the Company to continue its operations through the next twelve months.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit  Description
-------  -----------
(3.1.1)   Certificate of Incorporation (1)
(3.1.2)   Certificate of Amendment to Certificate of Incorporation (1)
(3.1.3)   Certificate of Amendment to Certificate of Incorporation (4)
(3.1.4)   Certificate of Amendment to Certificate of Incorporation (4)
(3.2)     Amended and Restated By-laws (1)
(4.1)     Instruments Defining Rights of Security Holders *
(10.1) Securities Purchase Agreement dated June 25, 2004, by and between DataLogic International Group, Inc. and Laurus Master Fund, Ltd. (2)
(10.2) Secured Convertible Term Note dated June 25, 2004, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (2)
(10.3) Registration Rights Agreement dated June 25, 2004, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (2)
(10.4)    Common Stock Purchase Warrant (2)
(10.5) Master Security Agreement dated June 25, 2004, by DataLogic International, Inc. and its subsidiaries. (2)
(10.6) Stock Pledge Agreement dated June 25, 2004, by and among Laurus Master Fund, Ltd., DataLogic International, Inc.
          and its subsidiaries. (2)
(10.7)    Subsidiary Guaranty dated June 25, 2004 by the subsidiaries of DataLogic International, Inc. (2)
(10.8) Funds Escrow Agreement dated June 25, 2004 by and among DataLogic International, Inc., Laurus Master Fund, Ltd. and Loeb & Loeb LLP (2)
(10.9) Restricted Account Agreement dated June 25, 2004 by and among North Fork Bank, DataLogic International, Inc. and Laurus Master Fund, Ltd. (2)
(10.10) Subordination Agreement dated June 25, 2004 by and between Derek K. Nguyen and Khanh D. Nguyen and Laurus Master Fund, Ltd. (2)
(10.11) Restricted Side Letter between Laurus Master Fund, Ltd. and DataLogic International, Inc. (2)
(10.12)   Stock Option Plan (3)
(10.13)   Management Agreement with IPN Communications, Inc. (4)
(10.14)   Warrant Agreement with Biscayne Capital Markets, Inc. (4)
(10.15)   Finder's Fee Agreement with Biscayne Capital Markets, Inc. (4)
(10.16)   Agreement to Acquire 49% of IPN (5)
(21)      Subsidiaries of DataLogic International, Inc.
(31.1)    Certification pursuant Section 302
(31.2)    Certification pursuant Section 302
(32.1)    Certification pursuant Section 906
(32.2)    Certification pursuant Section 906

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

                                    DataLogic International, Inc.
                                   (Registrant)

Date: August 11, 2005               /s/ Keith Moore
                                    ------------------------------------
                                    Title: Chief Executive Officer,
                                    Chief Operating Officer and Director


Date: August 11, 2005               /s/ Khanh Nguyen
                                    ------------------------------------
                                    Title: President, Chief Financial
                                    Officer and Director