Form 10QSB
period 2005-09-30
DATALOGIC INTERNATIONAL INC
filed 2005-11-03
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                      ---------------------

                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]

As of October 31, 2005, there were 40,343,585 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]

=============================================================================

                              INDEX


PART I.  FINANCIAL INFORMATION..............................................3

  Item 1. Consolidated Financial Statements.................................3

          Unaudited Consolidated Balance Sheet as of September 30, 2005.....3

          Unaudited Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 2005 and 2004 ..........4

          Unaudited Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2005 and 2004.....................5

          Notes to Unaudited Consolidated Financial
          Statements........................................................7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................28

  Item 3. Controls and Procedures..........................................41

PART II.  OTHER INFORMATION................................................42

  Item 1. Legal Proceedings................................................42
  Item 2. Changes in Securities............................................42
  Item 3. Defaults upon Senior Securities..................................42
  Item 4. Submission of Matters to a Vote of Security Holders..............42
  Item 5. Other Information................................................42
  Item 6. Exhibits.........................................................42


SIGNATURES.................................................................44

                  PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        SEPTEMBER 30, 2005

                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   850,706
  Accounts receivable, net of allowance
   for doubtful accounts of $131,585                              1,698,947
  Marketable securities available for sale                            4,210
  Inventories                                                     1,202,997
  Prepaid expenses                                                  358,912
                                                                ------------
    Total current assets                                          4,115,772

Note receivable                                                     130,000
Property and equipment, net                                         213,874
Software development costs and licenses, net                        394,967
Loan origination costs, net                                         181,415
Goodwill                                                             13,528
Deposits                                                             26,435
                                                                ------------
                                                                $ 5,075,991
                                                                ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                         $ 2,140,885
  Deferred revenue                                                  372,229
  Notes payable - officers                                           31,624
  Current portion of notes payable                                  216,027
  Current portion of convertible debt                               965,909
                                                                ------------
    Total current liabilities                                     3,726,674

Notes payable, net of current portion                                36,224
Convertible debt, net of current portion                            730,517
                                                                ------------
    Total liabilities                                             4,493,415
                                                                ------------
Commitments and contingencies                                             -

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized, 40,010,192 shares issued and outstanding             40,010
  Additional paid-in-capital                                      3,715,769
  Shares to be issued, 3,496,927 shares                           1,008,216
  Unamortized consulting fees                                        (6,374)
  Accumulated deficit                                            (4,175,045)
                                                                ------------
    Total stockholders' equity                                      582,576
                                                                ------------
                                                                $ 5,075,991
                                                                ============

      The accompanying notes are an integral part of these consolidated financial statements.


                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                      For the three months         For the nine months
                                       ended September 30,         ended September 30,
                                        2005         2004           2005        2004
                                  ------------- ------------- ------------- -------------
Net revenue                       $  4,930,315  $  3,050,110  $ 12,782,761  $ 11,058,853

Cost of revenue                      4,385,691     2,634,388    11,469,278     8,414,665
                                  ------------- ------------- ------------- -------------

Gross profit                           544,624       415,722     1,313,483     2,644,188

Operating expenses                     370,223       631,292     1,549,700     1,600,193
                                  ------------- ------------- ------------- -------------

Income (loss) from operations          174,401      (215,570)     (236,217)    1,043,995

Non-operating expense:
  Interest expense, net               (146,504)     (106,306)     (407,359)     (130,555)
  Other than temporary write-down
    of marketable securities
    available for sale                  (3,290)            -      (199,290)            -
  Factoring expense                          -             -             -       (99,926)
                                  ------------- ------------- ------------- -------------
    Total non-operating expense       (149,794)     (106,306)     (606,649)     (230,481)
                                  ------------- ------------- ------------- -------------
Income (loss) before income
  taxes and minority interest           24,607      (321,876)     (842,866)      813,514

Income taxes                                 -             -         3,200         1,600

Minority interest                            -       (16,516)            -      (190,966)
                                  ------------- ------------- ------------- -------------

Net income (loss)                 $     24,607  $   (338,392) $   (846,066) $    620,948
                                  ============= ============= ============= =============

Basic earnings (loss) per share   $      0.001  $     (0.009) $     (0.021) $      0.017
                                  ============= ============= ============= =============
Basic weighted average
 shares outstanding                 39,950,396    37,237,391    39,826,766    36,970,059
                                  ============= ============= ============= =============
Diluted earnings (loss)
 per share                        $      0.001  $     (0.009)  $    (0.021) $      0.015
                                  ============= ============= ============= =============
Diluted weighted average
  shares outstanding                40,979,895    37,237,391    39,826,766    42,802,872
                                  ============= ============= ============= =============


Weighted average number of shares used to compute basic and diluted loss per share in 2004 and 2005 is the same since the effect of dilutive securities is anti-dilutive for the nine months ended September 30, 2005 and the three months ended September 30, 2004.


The accompanying notes are an integral part of these consolidated financial statements.

                                      4


                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                                 For the nine months
                                                                 ended September 30,
                                                                  2005           2004
                                                            -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $    (846,066) $     620,948
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation and amortization                                145,595         69,923
     Amortization of discount on convertible debt                 156,930         52,310
     Bad debt expense                                              18,956              -
     Issuance of or commitment to issue shares for services       244,580        260,647
     Options granted for consulting services                           -           1,205
     Issuance of shares for interest                               19,987              -
     Net realized and unrealized losses on marketable securities  199,290              -
     Minority interest                                                  -        170,417
     (Increase) decrease in operating assets, net of
       acquisitions:
        Accounts receivable                                       (77,935)    (1,585,089)
        Prepaid expenses                                           (8,907)       (78,349)
        Inventories                                              (273,816)        28,329
        Deposits                                                    1,263         (2,499)
     Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                     (10,908)       446,276
        Deferred revenue                                          352,104              -
                                                            -------------- --------------
  Total adjustments                                               767,139       (636,830)
                                                            -------------- --------------
        Net cash used in operating activities                     (78,927)       (15,882)
                                                            -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of treasury stock                                                -        150,904
  Cash received in asset acquisition                              200,426              -
  Advances on notes receivable                                    (30,000)             -
  Cash paid for asset acquisition                                 (50,000)             -
  Acquisition of property and equipment                          (182,352)       (14,351)
                                                            -------------- --------------
        Net cash provided by (used in) investing activities       (61,926)       136,553
                                                            -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt                                        -      3,000,000
  Decrease (increase) in restricted cash                        1,258,689     (1,253,780)
  Payment of debt issuance costs                                        -       (311,000)
  Payments to factor                                                    -       (854,301)
  Proceeds from loan                                                    -        225,000
  Payments of loans                                              (913,977)      (160,000)
  Payments on line of credit                                            -       (429,406)
  Proceeds from line of credit                                          -        182,631
  Proceeds from exercise of stock options                           3,000              -
                                                            -------------- --------------

        Net cash provided by financing activities                 347,712        399,144
                                                            -------------- --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         206,859        519,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    643,847        253,517
                                                            -------------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     850,706  $     773,332
                                                            ============== ==============




                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (UNAUDITED)

                                                                For the nine months
                                                                ended September 30,
                                                                 2005           2004
                                                           -------------- --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                            $      80,696  $      38,611
Income taxes paid during the period                        $       1,600  $       2,157


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2005, the Company issued 252,525 and 47,588 shares of common stock in payment of principal and interest of $106,061 and $19,987, respectively, on the notes payable. On September 15, 2005, the Company acquired the assets of CBSi Holdings, Inc. ("CBSi") in exchange for a commitment to issue 3,003,534 shares of common stock valued at $850,000 (see Note 16). On February 24, 2005, the Company issued 117,564 shares amounting to $50,000 for the acquisition of I.S. Solutions, LLC
("ISS"). On September 30, 2005, the Company committed to convert 160,000 stock options with a strike price of $0.15 per share for a total exercise value of $24,000 against notes payable to officers.

The Company issued 612,469 shares of common stock for management and consulting services amounting to $234,150 during the nine months ended
September 30, 2004. The Company issued 672,500 for prepaid legal, consulting and directors fees amounting to $261,288, of which $25,722 was expensed during the nine months ended September 30, 2004.


The accompanying notes are an integral part of these consolidated financial statements.




           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
-----------------------

DataLogic International, Inc. ("DataLogic" or the "Company"), through its wholly owned subsidiaries, provides communication solutions including GPS-based ("Global Positioning System") mobile asset tracking, secured mobile communications and VoIP ("Voice over Internet Protocol") communications. The Company provides these solutions and Information Technology ("IT") outsourcing and consulting services to a wide range of U.S. and international governmental
agencies and commercial enterprises.   The Company leverages its technology
expertise, customer relationships and supplier channels to develop solutions
addressing the rapidly growing communications markets.   The Company's
services capitalize on the ongoing trend toward strategic IT outsourcing and address growing markets such as public safety and homeland security.

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

On September 15, 2005, the Company acquired the assets of CBSi to complete its GPS based mobile asset tracking solution and further increase its distribution and client relationships.

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

IPN provides VoIP telephony products and services worldwide. IPN derives its VoIP revenues from phone sets, communication servers, software and hardware licenses and residual global long distance airtime sales. The Company increased its ownership of IPN from 51% to 100% on November 5, 2004.

DNM was formed in the first quarter of 2005 as a result of the acquisition of the assets of ISS (see Note 16). DNM is a technical solution provider for public safety and homeland security agencies.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION, continued

Basis of Presentation
---------------------

The accompanying consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for the presentation of interim financial information. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.

Going Concern
-------------

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $4,175,045 at September 30, 2005. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the nine months ended September 30, 2005 towards management of liabilities and improvement of the Company's operations. Further, the Company has secured a material contract to provide its PantherTrak TM product. This contract can provide the Company with an increased level of revenues that should support the Company's current overhead expenses and provide for increasing cash flows to allow the Company to continue its operations through the next twelve months.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


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

Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported, net of tax, as other comprehensive income, a separate component of stockholder's equity. Any decline in value of available for sale securities below cost that is considered to be "other than temporary" is recorded as a reduction of the cost basis of the securities and is included in the statement of operations as a realized loss.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories
-----------

Inventories consist of finished goods and are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with their market value and an allowance is recorded to write down the inventories to their market value, if lower. Finished goods inventories at September 30, 2005 were comprised of phone, GPS and video communications products.

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

Loan Origination Costs
----------------------

Loan origination costs are capitalized and amortized using the straight-line method over the term of the related debt instrument.

Software Development Costs and Licenses
---------------------------------------

Intangible assets consist of software development costs, website development costs, software licenses and client lists and are recorded at cost.

Software development costs incurred in the development of certain products upon reaching technological feasibility are being capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed." All other software research, development and maintenance costs are expensed in the period incurred. The Company evaluates the carrying value of such costs, on a periodic basis, by comparing such amounts to their net realizable value. Amounts in excess of net realizable value are charged to operations.

Amortization of such costs are provided over the greater of the amount computed using the straight-line method over the estimated economic life of each product commencing upon the initial sale of the related product or the ratio of current gross revenues to the total of current and anticipated future gross revenues for the related product. No amortization was recorded for the three and nine months ended September 30, 2005 or 2004.

Website development costs, software licenses and client lists are recorded at cost and amortized using the straight-line method over their estimated useful lives of 3-5 years.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2005, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company's products and services will continue, which could result in an impairment of long-lived assets in the future.

Beneficial Conversion Feature
-----------------------------

The convertible feature of the debt provides for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

The Company's convertible debt is recorded net of the debt discount related to the BCF. The Company records the debt discount in proportion to principal advances and amortizes the discount to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, marketable securities available for sale, accounts receivable, note receivable, accounts payable and accrued expenses, notes payable and convertible debt. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of notes payable to officers as the transaction originated with related parties nor the fair value of convertible debt since instruments similar to the convertible debt could not be found. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


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

Earnings per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 40,856,266.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


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

Stock-Based Compensation
------------------------

The Company accounts for employee stock-based compensation under the "intrinsic value" method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as opposed to the fair value method prescribed by SFAS No. 123, "Share-Based Payment." Pursuant to the provisions of APB Opinion No. 25, the Company generally does not record an expense for the value of stock-based awards granted to employees. The Company has adopted the disclosure only provisions of SFAS No. 123 (see Note
13).

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of September 30, 2005 and at various times through the nine months ended September 30, 2005, the Company's cash balances exceed the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Two major customers accounted for 72% of the net revenue for the nine months ended September 30, 2005. Accounts receivable from these major customers amounted to approximately $532,761 as of September 30, 2005.

Two major customers accounted for 80% of the net revenue for the nine months ended September 30, 2004.

A significant portion of the Company's business is located in Rhode Island and New Mexico and is subject to economic conditions and regulations in those areas.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

The Company utilizes a limited number of suppliers for the VoIP phones and GPS device components. The Company has alternate sources to supply its products should the need arise.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications
-----------------

Certain amounts in the September 30, 2004 consolidated financial statements have been reclassified to conform to the September 30, 2005 presentation. Such reclassifications had no effect on net income (loss) as previously reported.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123R, "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. Small business issuers will be required to apply Statement 123R in the first annual reporting period that begins after December 15, 2005. The Company has not yet determined the effect the adoption of SFAS No. 123R will have on its consolidated financial statements.

In November 2004, The FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be expensed as incurred and not included in overhead. SFAS No. 151 also requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this statement will result in a significant impact to the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets," an amendment of APB Opinion No. 29, "Accounting for Non-Monetary Assets." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company does not believe the adoption of this statement will result in a significant impact to the Company's consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 3 - MARKETABLE SECURITIES AVAILABLE FOR SALE

The following is a summary of marketable securities available for sale as of September 30, 2005:

                                            Adjusted
                                            Cost        Fair      Unrealized
                                            Basis       Value     Loss
                                            --------    -------   ---------
Marketable securities available for sale    $ 4,210     $ 4,210   $ 0


Unrealized holding gains and losses for the nine months ended September 30, 2005 and 2004 were zero and $47,000, respectively. Realized losses on the "other-than-temporary" write-down of marketable securities available for sale were $3,290 and zero for the three months ended September 30, 2005 and 2004, respectively. Realized losses on the "other-than-temporary" write-down of marketable securities available for sale were $199,290 and zero for the nine months ended September 30, 2005 and 2004, respectively.


NOTE 4 - RESTRICTED CASH

During the quarter ended September 30, 2005 the Company renegotiated the terms of its convertible term note with Laurus Master Fund, Ltd. ("Purchaser") (see
Note 11). All of the $1,258,689 of the principal amount of the convertible term note that was previously held in a restricted account was released to the Company during the nine months ended September 30, 2005. The restricted cash account earned interest at the rate of 3.25% per annum. Interest income was $4,397 and $6,186 for the quarters ended September 30, 2005 and 2004, respectively.


NOTE 5 - LOAN ORIGINATION COSTS

Loan origination costs as of September 30, 2005 were as follows:

      Loan origination costs            $   311,000

      Less accumulated amortization        (129,585)
                                        ------------

                                        $   181,415
                                        ============

Amortization of the loan origination costs was $77,751 and $25,917 for the nine months ended September 30, 2005 and 2004, respectively and $25,917 for each of the quarters ended September 30, 2005 and 2004.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 6 - SOFTWARE DEVELOPMENT COSTS AND LICENSES

Software development costs and licenses consist of the following at September 30, 2005:

      Software development costs and licenses       $ 443,131
      Website development costs                         4,900
      Client lists                                     33,086
                                                  ------------
                                                      481,117
      Less accumulated amortization                   (86,150)
                                                  ------------
                                                  $   394,967
                                                  ============

Amortization expense was $60,273 and $3,658 for the nine months ended September 30, 2005 and 2004, respectively and $20,091 and $1,219 for the three months ended September 30, 2005 and 2004, respectively.

Future aggregate amortization of the software development costs and licenses is as follows:

      2005                                        $    52,159
      2006                                            200,821
      2007                                            141,987
                                                  ------------
      Total                                       $   394,967
                                                  ============


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2005 consist of the following:

      Accounts payable                            $ 1,302,760
      Accrued payroll and payroll taxes               425,884
      Accrued sales taxes                             173,357
      Accrued interest expense                         74,589
      Accrued expenses- other                         164,295
                                                  ------------
                                                  $ 2,140,885
                                                  ============

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 8 - DUE TO FACTOR

On August 23, 2002, the Company entered into a factoring and security agreement to sell certain accounts receivable at a discount of 1.75% of the face value. The Company discontinued the services of the factor as of June 30, 2004 and all the outstanding balances due to the factor have been paid in full. The outstanding balances were secured by all of the Company's accounts receivable, inventories and computer hardware. In connection with the factoring agreement, the Company incurred fees of $99,926 during the nine months ended September 30, 2004.


NOTE 9 - NOTES PAYABLE - OFFICERS

Notes payable to officers are unsecured, past due, payable on demand and bear interest at an annual rate of 6 percent on the unpaid principal balance. The Company repaid $24,000 and $100,000 of the notes payable to officers during the three and nine month periods ended September 30, 2005, respectively. The balance on the notes payable to the officers amounted to $31,624 as of September 30, 2005. Interest expense on these notes for the nine months ended September 30, 2005 and 2004 amounted to $3,191 and $11,900, respectively.


NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2005:

                                                     Current    Long-term
                                                    ---------   ----------
Unsecured note, interest rate 6%, interest
 payable at the end of the term or on demand,
 past due and immediately payable                      50,000           -
Unsecured note, interest rate 6%, interest
 payable at the end of the term or on demand,
 past due and immediately payable                     100,000           -
Note secured by computer equipment, interest
 rate 10% payable in  monthly installments of
 principal and interest of $1,953 over 20 months       19,263      12,842
Note secured by computer equipment, interest
 rate 10% payable in monthly installments of
 Principal and interest of $4,273 over 18 months       46,764      23,382
                                                    ----------  ----------
                                                    $ 216,027   $  36,224
                                                    ==========  ==========

Interest expense on these notes for the nine months ended September 30, 2005 and 2004 was $11,817 and $11,805, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 11 - CONVERTIBLE DEBT

On June 25, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Purchaser" or "Laurus") in connection with the private placement of a convertible term note issued by the Company in the
principal amount of $3,000,000, due June 25, 2007.   The note (as amended) is
convertible into shares of the Company's common stock at conversion prices of $0.32 for the first $950,000 of aggregate principal converted and $0.60 thereafter and bears an interest at the prime rate plus 2%. Additionally, the note provisions include cashless warrants that provide for the purchase of up to 705,000 shares of common stock at exercise prices ranging from $0.73 to $0.79, until June 25, 2011. The note is secured by all the Company's assets.

On January 28, 2005, the Purchaser made available $300,000 of the principal amount held in the restricted account and the note was amended. The Company recorded a BCF associated with the amendment of $1,948. Amortization of the BCF associated with the amendment for the nine months ended September 30, 2005 and 2004 was $1,091 and zero, respectively.

On August 17, 2005, the Purchaser made available $950,000 of the principal amount held in the restricted account and the note was amended. There was no BCF associated with this amendment.

The Company recorded a discount associated with the BCF $431,818 and a discount associated with the warrants of $430,050. These amounts are shown as a reduction of the long-term portion of the convertible debt in the accompanying consolidated balance sheet and are being amortized over term of the note. Amortization expense related to the discounts amounted $155,295 and $54,577 for the nine months ended September 30, 2005 and 2004, respectively and $51,765 and $51,765 for the three months ended September 30, 2005 and 2004, respectively. In February 2005, 300,113 shares were issued as payment of principal and interest of $106,061 and $19,987, respectively.

The balance of the convertible debt (net of unamortized discounts of $600,544) as of September 30, 2005 was $965,909 for the current portion and $730,517 for the long-term portion.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease agreements expiring at various dates through August 31, 2008. Rent expense related to these leases was $93,760 and $82,060 for the nine months ended September 30, 2005 and 2004, respectively. Minimum future rental payments under the leases are as follows:

       Years Ending:

       December 31, 2005      $  39,466
       December 31, 2006      $ 121,120
       December 31, 2007      $  61,728
       December 31, 2008      $  41,152

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 12 - COMMITMENTS AND CONTINGENCIES, continued

As part of the purchase of certain assets of CBSi (see Note 16) the Company assumed an agreement for wireless air-time services that requires minimum future payments as follows:

 Years Ending:

       December 31, 2005      $       0
       December 31, 2006      $ 400,000
       December 31, 2007      $ 400,000

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

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock
------------

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

During the nine months ended September 30, 2005, the Company issued 300,113 shares of its common stock as payment of principal and interest valued at $106,061 and $ 19,987, respectively. In addition, the Company issued 20,000 shares in connection with the exercise of stock options totaling $3,000.

Additionally, the Company issued 117,664 shares of restricted common stock related to the purchase of certain assets of ISS (see Note 16).

Additionally, the Company issued 376,104 shares of common stock for officer compensation amounting to $107,333.

The Company issued 82,332 shares of common stock for consulting services amounting $25,500.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 13 - STOCKHOLDERS' EQUITY, continued

As of September 30, 2005, the balance in shares to be issued consisted of $850,000 related to the purchase of certain assets of CBSi for 3,003,534 shares (see Note 16), $24,000 related to the exercise of 160,000 options, officer compensation of $67,758 and consulting services of $66,460. The shares for options, officer compensation and consulting services, totaling 593,393 shares, were issued in October 2005.

During the nine months ended September 30, 2004, the Company issued the following shares:

The Company issued 370,370 shares of common stock for management fees amounting to $100,000. The shares were issued as part of the management agreement between the Company and IPN management for services to be provided in 2004, as specified in the agreement. $75,000 was expensed during the nine months ended September 30, 2004.

The Company entered into a consulting agreement on February 27, 2004 under which it will issue 180,000 shares as consideration for the consulting services to be provided under the agreement. The Company had issued 137,099 shares as of September 30, 2004 and recorded the cost of the services provided based on the 20-day average of the Company's stock price at the date of agreement amounting to $160,200. The cost is being amortized over the one year term of the agreement. The Company expensed $26,700 and $93,450 for the nine months ended September 30, 2005 and 2004, respectively.

Additionally, the Company issued 30,000 shares of common stock for consulting services amounting $22,200.

The Company issued 75,000 shares of common stock for salary expenses amounting to $ 43,500.

The Company issued 497,500 shares of common stock for prepaid consulting expenses amounting $188,413. The cost is being amortized over the one year term of the agreements. The Company expensed $53,141 and $24,026 for the nine months ended September 30, 2005 and 2004, respectively.

The Company issued 150,000 shares of common stock for prepaid legal fees amounting to $62,700. The cost will be amortized over the period of service. The Company expensed $40,981 and zero for the nine months ended September 30, 2005 and 2004, respectively.

The Company issued 25,000 shares of common stock for prepaid directors compensation amounting $10,175. The cost will be amortized over the period of service. The Company expensed $2,544 and $1,696 for the nine months ended September 30, 2005 and 2004, respectively.

Treasury stock
--------------

The Company sold its treasury stock during the nine months ended September 30, 2004 for $150,904.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 13 - STOCKHOLDERS' EQUITY, continued

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

Under the 2004 Plan, two million shares of the Company's common stock are reserved for grant to officers, directors, employees, consultants and others. Under the 2005 Plan, five million shares of the Company's common stock are reserved for grant to officers, directors, employees, consultants and others. Both the 2004 and 2005 Plans are administered by the Compensation Committee of the Board of Directors. All options must be granted within ten years of the adoption of the plan. Additionally, any options granted to a shareholder who owns at least a ten percent interest in the Company have a maximum term of ten years. All expenses of administering the 2003, 2004 and 2005 Plans are borne by the Company.

Following is a summary of the stock option activity:

            Outstanding at December 31, 2002                   600,000
                Granted                                      1,150,000
                Forfeited                                            -
                Exercised                                            -
                                                            -----------
            Outstanding at December 31, 2003                 1,750,000
                Granted                                      2,905,000
                Forfeited                                            -
                Exercised                                     (987,500)
                                                            -----------
            Outstanding at December 31, 2004                 3,667,500
                Granted                                      8,660,000
                Forfeited                                   (2,460,000)
                Exercised                                     (180,000)
                                                            -----------
            Outstanding at September 30, 2005                9,687,500
                                                            ===========

Following is a summary of the status of options outstanding at September 30, 2005:

                         Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                            Weighted
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
                           Contractual   Exercise                  Exercise
Exercise Price    Number     Life        Price       Number        Price
--------------   --------- -----------  ----------- ------------  -----------
$ 0.06-$0.24       552,500     4.91       $  0.13      390,000     $  0.13
$ 0.23-$0.76     9,135,000     5.00       $  0.34    3,563,000     $  0.34

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 13 - STOCKHOLDERS' EQUITY, continued

No compensation cost was recognized for the three and nine months ended September 30, 2005 and 2004 as all options granted during the periods were to employees and were above fair market value of the stock on the date of grant.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

                                                     2005          2004
                                                     ----          -----
Risk-free interest rate                               4.19%         4.73%
Expected life of the options                          5.00 years    5.00 years
Expected volatility                                   287%          100%
Expected dividend yield                                 0             0

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net income(loss) and income (loss) per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2005 and 2004 as follows ($ in thousands, except per share amounts):

                                                       For the nine months
                                                       Ended September 30,
                                                         2005        2004
                                                  ------------- -----------
           Net income (loss) - as reported        $       (846) $      621
           Stock-Based employee compensation
             expense included in reported net
             income (loss), net of tax                       -           -
           Total stock-based employee
             compensation expense determined
             under fair-value-based method for
             all rewards, net of tax                      (840)       (228)
                                                    ----------- -----------
           Pro forma net income (loss)              $   (1,646) $      393
                                                    =========== ===========
           Income (loss) per share:
           Basic, as reported                       $    (0.02) $     0.02
           Diluted, as reported                     $    (0.02) $     0.02
           Basic, pro forma                         $    (0.04) $     0.01
           Diluted, pro forma                       $    (0.04) $     0.01

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 13 - STOCKHOLDERS' EQUITY, continued

                                                       For the three months
                                                        ended September 30,
                                                            2005    2004
                                                    ------------ ------------
           Net income (loss) - as reported          $        25  $      (338)
           Stock-Based employee compensation
             expense included in reported net
             income (loss), net of tax                        -             -
           Total stock-based employee
             compensation expense determined
             under fair-value-based method for
             all rewards, net of tax                       (260)         (39)
                                                    ------------ ------------
           Pro forma net income (loss)              $      (235) $      (377)
                                                    ============ ============
           Income (loss) per share:
           Basic, as reported                       $     0.001  $     (0.009)
           Diluted, as reported                     $     0.001  $     (0.009)
           Basic, pro forma                         $    (0.005) $     (0.012)
           Diluted, pro forma                       $    (0.005) $     (0.012)


NOTE 14 - SEGMENT REPORTING

The Company has two reportable segments consisting of consulting services and communications. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company's reportable segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

Three months ended September 30, 2005:

                           Consulting  Communications
                             Segment      Segment     Unallocated    Total
                          ------------ -------------- ----------- -----------
Net revenue               $     3,349  $       1,581  $        -  $    4,930

Gross profit                      250            295           -         545

Depreciation and
  amortization                    (38)           (25)          -         (63)

Interest expense                 (142)            (5)          -        (147)

Income (loss) from
 operations  before income
 taxes and minority interest       39            (14)          -          25

Identifiable assets             2,828          2,248           -       5,076

Capital expenditures                -            172           -         375

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 14 - SEGMENT REPORTING, continued

Three months ended September 30, 2004:

                           Consulting  Communications
                             Segment      Segment     Unallocated    Total
                          ------------- ------------- ----------- -----------
Net revenue               $      2,793  $        257  $        -  $     3,050

Gross profit                       360            56           -          416

Depreciation and
 amortization                      (81)           (8)          -          (89)

Interest expense                  (101)           (5)          -         (106)

Income (loss) from
 operations
 before income taxes and
 minority interest                (380)           17          25         (338)

Identifiable assets              4,730           926           -        5,656

Capital expenditures                 -             -           -            -


Nine months ended September 30, 2005:


                           Consulting  Communications
                             Segment      Segment     Unallocated    Total
                          ------------- ------------ ----------- ------------
Net revenue              $      10,948  $      2,835  $       -   $   12,783

Gross profit                       612           701          -        1,313

Depreciation and
  amortization                    (145)          (37)         -         (182)

Interest expense                  (396)          (11)         -         (407)

Loss from
 operations before
 income taxes and
 minority interest                (506)          (337)        -         (843)

Identifiable assets              2,848          2,248         -        5,076

Capital expenditures                60            172         -          232

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 14 - SEGMENT REPORTING, continued

Nine months ended September 30, 2004:


                            Consulting  Communications
                              Segment      Segment     Unallocated    Total
                           ------------- ------------- ----------- ----------
Net revenue                $      8,990  $      2,069  $        -  $   11,059

Gross profit                      1,757           887           -       2,644

Depreciation and
  amortization                      (96)          (20)         (8)       (124)

Interest expense                   (121)          (10)          -        (131)

Income (loss) from
 operations
 before income taxes and
 minority interest                  436           199         (14)        621

Identifiable assets               4,730           926           -       5,656

Capital expenditures                  3            11           -          14


NOTE 15 - RELATED PARTY TRANSACTIONS

In 2004, the Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to the management of IPN as part of the management agreement between the Company and IPN for services that were provided in 2004. Zero and $75,000 has been expensed for the nine months ended September 30, 2005 and 2004, respectively. The Company also entered into a service agreement with IPN principals (current Company employees) in which the Company granted 1,500,000 options to IPN management to be vested over a period of two years. On October 1, 2005, the management agreement was terminated and 825,000 options were cancelled. Additionally, on October 1, 2005, the Company entered into a commission only sales consulting agreement with one of the IPN principals.

The Company entered into written employment agreements with its two principal shareholders as officers of the Company on August 18, 2005 to be effective as of January 19, 2005. Under the terms of the agreements, the principals will earn an annual salary of $140,000 in 2005 and $160,000 in 2006, payable in a combination of cash and common stock over the term of the agreements.
Further, they shall receive stock option grants of no less than 100,000 shares per quarter vesting over two years with an exercise price equal to the average closing price for the Company's common stock for the five trading days immediately preceding and following the grant date. The Company granted 400,000 and 1,600,000 options during the three and nine months ended September 30, 2005, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 15 - RELATED PARTY TRANSACTIONS, continued

As part of the purchase of certain assets of CBSi (see Note 16) the Company assumed an agreement with MBSi Capital Corp., ("MBSi") a company majority owned by a director and shareholder of the Company. Under the terms of the agreement, MBSi will provide customer and technical support for BounceGPS clients of the Company on a per unit basis. During the period ended September 30, 2005 no payments were made under this agreement.

Notes Receivable represents a note receivable purchased by the Company in the CBSi acquisition (see Note 16). The note is due from MBSi and is unsecured, bears interest at 7% payable annually on September 15 of each year and the principal is due September 15, 2010.


NOTE 16 - ACQUISITION OF ASSETS

On March 1, 2005, the Company completed the purchase of certain assets of ISS. The Company agreed to pay $50,000 in cash and $50,000 in restricted common stock of the Company for all of ISS's contracts with existing customers, customer lists and certain equipment used in ISS's information technology business. Moreover, under the agreement, the Company may pay an earn out up to $400,000, payable in the Company's restricted common stock if certain levels of revenues and net income before taxes are achieved during any consecutive 12 months following the closing. The earn out expires three years following the closing. The acquired assets are held in DNM. DNM is an IT consultancy and solutions provider for government, public safety and homeland security agencies.

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
                                                -----------

On September 15, 2005, the Company completed the purchase of the assets of CBSi. The Company agreed to pay $850,000 in restricted common stock of the Company for all of CBSi's net assets, contracts with existing customers, customer lists, software, intangibles and equipment used in CBSi's asset and vehicle tracking business. Moreover, under the agreement, the Company may pay an earn out that is payable in restricted common stock of the Company. Under the earn out plan, the CBSi shareholders may earn shares of restricted common stock of the Company based upon certain gross profit dollars during the three
(3) years following the closing of the asset acquisition. The earn out expires three years following the closing.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 16 - ACQUISITION OF ASSETS, continued

The purchase price was determined in arms-length negotiations between the parties. A summary of the net assets acquired and consideration is as follows:
                                            Allocated Amount
                                            ----------------

Cash                                         $   200,426
Notes and accounts receivable                $   310,684
Inventory                                    $   875,655
Other assets                                 $    21,573
Equipment                                    $   154,729
Software                                     $   154,132
Goodwill                                     $    13,528
Due to DataLogic                             $  (668,225)
Capital leases                               $  (106,149)
Other liabilities                            $  ( 70,000)
Accounts payable                             $  ( 16,228)
Deferred revenue                             $  ( 20,125)
                                             ------------
Total                                        $   850,000
                                             ============

Goodwill originating from the CBSi acquisition will not be amortized. As part of the transaction, the Purchaser assumed approximately $212,502 in liabilities and various agreements.

         Consideration paid                      Amount
         ------------------                  ------------
   3,003,534 restricted common stock
   shares to be issued                       $   850,000
                                             ------------
                                             $   850,000
                                             ============

The following unaudited pro forma combined results of operations indicate the historical results that would have been shown had CBSi operating results been included with the Company for the period January 31, 2005 (date of CBSi inception) through September 30, 2005. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.
                                    For the three          For the nine
                                    months ended           months ended
                                    September 30, 2005     September 30, 2005
                                    ------------------     ------------------
Total revenues                      $     4,949,017        $   12,801,463
                                    ==================     =================
Net loss                                    (23,273)           (1,161,178)
                                    ==================     =================
Pro forma net loss per share
 basic and diluted                  $        (0.001)       $       (0.027)
                                    ==================     =================

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

ABILITY OF DEREK NGUYEN AND KHANH NGUYEN TO EXERCISE CONTROL

Two of our directors and principal shareholders beneficially owned approximately 35% of the outstanding shares of our common stock at September 30, 2005, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, which influence may be alleged to conflict with our interests and the interests of our other shareholders.

INTERNAL CONTROL ASSESSMENT

We have a very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. However, if we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares. We believe that our current system of internal controls are generally adequate.

GROWTH BY ACQUISITION

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

THE COMPANY WILL ISSUE ADDITIONAL SECURITIES, INCLUDING COMMON STOCK

The sale of our common stock by Laurus Master Fund may cause dilution and could cause the price of our common stock to decline. We intend to raise additional funds through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. In connection with our transaction with Laurus, as of

September, 2005, we may issue up to 5,241,134 shares of common stock throughout the three year term, and accordingly, our stockholders may experience dilution. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. Further, the perceived risk of dilution may cause the selling stockholder, as well as other holders, to sell their shares, which would contribute to downward movement in the price of the shares.

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

If we default on the note and the holder demands all payments due and payable, we will be required to pay 130% of the outstanding principal amount of each note and any interest accrued thereon. The cash required to pay such amounts will most likely come out of working capital. Since we rely on our working capital for our day-to-day operations, such a default on the note could materially adversely effect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk. Further, our obligations under the note are secured by all of our and our subsidiaries' assets. Failure to fulfill our obligations under the note and related agreements could lead to loss of these assets, which would be detrimental to our operations and could put the Company out of business.

COMPANY OVERVIEW

DataLogic International, Inc. ("DataLogic" or the "Company"), through its wholly owned subsidiaries, provides communication solutions including GPS-based ("Global Positioning System") mobile asset tracking, secured mobile communications and VoIP ("Voice over Internet Protocol") communications. The Company provides these solutions and Information Technology ("IT") outsourcing and consulting services to a wide range of U.S. and international governmental
agencies and commercial enterprises.   The Company leverages its technology
expertise, customer relationships and supplier channels to develop solutions
addressing the rapidly growing communications markets.   The Company's
services capitalize on the ongoing trend toward strategic IT outsourcing and address growing markets such as public safety and homeland security.

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

On September 15, 2005, the Company acquired the assets of CBSi to complete its GPS based mobile asset tracking solution and further increase its distribution and client relationships.

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

IPN provides VoIP telephony products and services worldwide. IPN derives its VoIP revenues from phone sets, communication servers, software and hardware licenses and residual global long distance airtime sales. The Company increased its ownership of IPN from 51% to 100% on November 5, 2004.

DNM was formed in the first quarter of 2005 as a result of the acquisition of the assets of IS Solutions, LLC. DNM is a technical solution provider for public safety and homeland security agencies.

The Company now consists of two core businesses: Communications and Consulting Services.

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

Each of our business units has unique opportunities and strategies as follows:

Communications

Mobile Asset Tracking. The September 15, 2005 acquisition of the assets of CBSi brings the Company BounceGPS. Combined with Panther Trak (TM), the Company offers complete solutions for real-time vehicle and asset management services for commercial and government customers.

Our competitively priced Panther Trak device harnesses GSM and CDMA digital cellular networks and the Global Positioning System (GPS) to allow a complete range of customer-defined options in keeping track of valuable vehicular assets.

Panther Trak is a component of our BounceGPS solution. The BounceGPS system includes Automated Vehicle Location (AVL) software that interacts with mapping technology, as well as administration modules for management of mobile assets all within a simple user interface design. The BounceGPS system uses a flat rate communication structure that eliminates recurring monthly airtime charges for our customers.

BounceGPS allows complete control of the Panther Trak device from a user's PC including customized functions, such as notification when the vehicle or asset is moved, disabling the vehicle, notification of cargo door openings, in vehicle temperature readings, and even remotely unlocking the vehicle doors from anywhere in the world. In an emergency situation, a covert microphone can also be activated to listen to what is happening in the vehicle.

Secured Mobile Communications. We offer an encryption and two-factor authentication product, EncrypTAC(TM). EncrypTAC allows law enforcement agents using mobile communications to efficiently access FBI databases without compromising security. EncrypTAC is approved by New Mexico-based police departments and we are expanding our sales and marketing efforts for EncrypTAC on a nationwide basis.

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

Our current client base for VoIP products and services is predominantly located in Asia. The Company also has clients in North America, South America and Eastern Europe. The majority of VoIP clients are distributors, resellers, system integrators, telecommunication companies, ISP's, call center operators, and long distance wholesalers. We also sell our VoIP equipment directly to general consumers.

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

Sales and Marketing

We use a direct sales force, online marketing, strategic partnerships and distributor programs to market our products and services. The direct sales force consists of in-house business development personnel and account executives who market the products and services to senior business executives, information officers, information systems managers and others who make purchasing decisions. Our strategic partnerships provide us with additional potential businesses via a split-fee, revenue sharing or commission-based arrangement.

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

Research and Development

During the nine months ended September 30, 2005 and 2004, the Company spent a limited amount on research and development activities.

Intellectual Property

We have registered our key Internet URLs, www.dlgi.com, www.datalogicconsulting.com, www.ipncom.com, www.iphonecenter.net, and www.bouncegps.com and review these registrations on a regular basis to ensure that they remain current and in good standing. We currently do not hold any patents but have applied for one to protect our Communications technologies.

While the Company has applied for a patent in an effort to protect its intellectual property, it cannot be sure of the nature or extent of the protection afforded, since the patent has not been approved.

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

Employees

As of September 30, 2005, the Company had 320 employees. There were 248 part-time and 72 full-time employees including 25 employees consisting of executive, supervisory, administrative, sales and clerical personnel. The Company considers its relations with its employees to be good. The Company has no collective bargaining agreements with any of its employees. The Company has employment agreements with senior management and with each of its billable employees.

Results of Operations

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Net Revenue.

Consulting Segment

The net revenues for the quarter ended September 30, 2005 increased $556,000 or 19.9% to $3,349,000 as compared to net revenues of $2,793,000 for the same period in the prior year. The year-over-year increase in revenues was due to increases in consulting contracts received in 2005.

Communications Segment

The net revenues for the quarter ended September 30, 2005 increased $1,324,000 or 512.8% to $1,581,000 as compared to net revenues of $257,000 for the same period in the prior year. The year-over-year increase in revenues was due to increases in BounceGPS and video communications product and service sales.

Gross Profit.

Consulting Segment

The gross profit for the quarter ended September 30, 2005 decreased $110,000 or 30.6% to $250,000 as compared to the gross profit of $360,000 for the same period in the prior year. From time to time the Company performs an analysis of overhead costs and the Company performed such an analysis during the quarter ended September 30, 2005 and as a result certain expenses were re-classified from operating expenses to cost of goods sold which resulted in an increase in costs of goods sold and the decrease in gross profit.

Communications Segment

The gross profit for the quarter ended September 30, 2005 increased $239,000 or 426.8% to $295,000 as compared to the gross profit of $56,000 for the same period in the prior year. The year-over-year increase in gross profit was due to increases in BounceGPS and video communications product and service sales.

Operating Expenses.

Consulting Segment

The operating expenses for the quarter ended September 30, 2005 were $69,000 as compared to the operating expenses of $639,000 for the same period in the prior year. From time to time the Company performs an analysis of overhead costs and the Company performed such an analysis during the quarter ended September 30, 2005 and as a result certain expenses were re-classified from operating expenses to cost of goods sold and to operating expenses of the Communications segment all of which resulted in the decrease in operating expenses.

Communications Segment

The operating expenses for the quarter ended September 30, 2005 were $304,000 as compared to the operating expenses of $34,000 for the same period in the prior year. The year-over-year increase was due to increases in operating expenses as a result of our acquisition of CBSi, increases in operations for the BounceGPS and other communications product and service activities and re-allocation of consulting segment and overhead expenses.

Non-Operating Expenses.

Consulting Segment

Interest expense for the quarter ended September 30, 2005 was $142,000 as compared to $101,000 for the same period in the prior year. The increase in interest expense was primarily due to the interest expense associated with the convertible term note issued by the Company to Laurus. Other than temporary write-down of marketable securities available for sale was $3,290 for the quarter ended September 30, 2005 as compared to $ 0 for the same period in the prior year. The increase in other than temporary write-down of marketable securities for sale was attributable to the Company's determination that the decline in the market value of securities available for sale is "other-than-temporary." Accordingly, the cost bases of the securities were adjusted to their market value as of September 30, 2005.

Communications Segment

Interest expense for the quarter ended September 30, 2005 was $5,000 as compared to $5,000 for the same period in the prior year.

Net Income (loss).

Consulting Segment

As a result of the above, the net income for the quarter ended September 30, 2005 was $39,000 as compared to the net loss of $380,000 for the same period in the prior year. Net income was the result of re-classifying certain expenses to expenses of the Communications segment.

Communications Segment

As a result of the above, the net loss for the quarter ended September 30, 2005 was $14,000 as compared to the net income of $17,000 for the same period in the prior year. Net loss was the result of our acquisition of CBSi, increases in operations for the BounceGPS and other communications product and service activities and re-allocation of consulting segment and overhead expenses.

The basic and diluted earnings per share was $0.001 during the three months ended September 30, 2005 as compared to the basic and diluted loss per share of $0.009 during the same period last year.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Net Revenue.

Consulting Segment

The net revenues for the nine months ended September 30, 2005 increased $1,958,000 or 21.8% to $10,948,000 as compared to net revenues of $8,990,000 for the same period in the prior year. The year-over-year increase in revenues was due to increases in consulting contracts received in 2005.

Communications Segment

The net revenues for the quarter ended September 30, 2005 increased $766,000 or 37.0% to $2,835,000 as compared to net revenues of $2,069,000 for the same period in the prior year. The year-over-year increase in revenues was due to increases in BounceGPS and video communications product and service sales.

Gross Profit.

Consulting Segment

The gross profit for the nine months ended September 30, 2005 decreased $1,145,000 or 65.2% to $612,000 as compared to the gross profit of $1,757,000 for the same period in the prior year. From time to time the Company performs an analysis of overhead costs and the Company performed such an analysis during the nine months ended September 30, 2005 and as a result certain expenses were re-classified from operating expenses to cost of goods sold which resulted in an increase in costs of goods sold and the decrease in gross profit.

Communications Segment

The gross profit for the nine months ended September 30, 2005 decreased $186,000 or 21% to $701,000 as compared to the gross profit of $887,000 for the same period in the prior year. The year-over-year decrease in gross profit was due to decreases in VoIP license revenue.

Operating Expenses.

Consulting Segment

The operating expenses for the nine months ended September 30, 2005 were $722,000 as compared to the operating expenses of $1,200,000 for the same period in the prior year. From time to time the Company performs an analysis of overhead costs and the Company performed such an analysis during the nine months ended September 30, 2005 and as a result certain expenses were re-classified from operating expenses to cost of goods sold and to operating expenses of the Communications segment all of which resulted in the decrease in operating expenses.

Communications Segment

The operating expenses for the nine months ended September 30, 2005 were $1,027,000 as compared to the operating expenses of $678,000 for the same period in the prior year. The year-over-year increase was due to increases in operating expenses as a result of our acquisition of CBSi, increases in operations for the BounceGPS and other communications product and service activities and re-allocation of consulting segment and overhead expenses.

Non-Operating Expenses.

Consulting Segment

Interest expense for the nine months ended September 30, 2005 was $396,000 as compared to $121,000 for the same period in the prior year. The increase in interest expense was primarily due to the interest expense associated with the convertible term note issued by the Company to Laurus. Other than temporary write-down of marketable securities available for sale was $199,290 for the nine months ended September 30, 2005 as compared to $ 0 for the same period in the prior year. The increase in other than temporary write-down of marketable securities for sale was attributable to the Company's determination that the decline in the market value of securities available for sale is "other-than-temporary." Accordingly, the cost bases of the securities were adjusted to their market value as of September 30, 2005.

Communications Segment

Interest expense for the nine months ended September 30, 2005 was $11,000 as compared to $10,000 for the same period in the prior year. The increase in interest expense was related to the interest on the notes assumed with the CBSi asset purchase.


Net Income (loss).

Consulting Segment

As a result of the above, the net loss for the nine months ended September 30, 2005 was $509,000 as compared to the net income of $436,000 for the same period in the prior year. The loss was primarily due to a decrease in license revenue as compared to the nine months ended September 30, 2004, and the other than temporary write-down of marketable securities available for sale in the nine months ended September 30, 2005.

Communications Segment

As a result of the above, the net loss for the nine months ended September 30, 2005 was $337,000 as compared to the net income of $199,000 for the same period in the prior year. Net loss was the result of our acquisition of CBSi, increases in operations for the BounceGPS and other communications product and service activities and re-allocation of consulting segment and overhead expenses.

The basic and diluted loss per share was $0.021 during the nine months ended September 30, 2005 as compared to the basic and diluted earnings per share of $0.017 and $0.015 during the same period last year, respectively.

Liquidity and Capital Resources

On June 29, 2004, we issued $3 million of convertible secured debt (the "$3 Million Financing"), including the issuance of warrants to purchase a total of 705,000 shares of our common stock. The proceeds from the $3 Million Financing improved our working capital position. As of September 30, 2005 we have $850,706 in cash. Given our September 30, 2005 cash balance and the projected operating cash requirements, we anticipate that existing capital resources will be adequate to satisfy our cash flow requirements through December 31, 2005. Our cash flow estimates are based upon achieving certain levels of sales, gross profit and operating expenses.

Our liquidity primarily consists of $850,706 in cash and cash equivalents and $1,698,947 in accounts receivable. The Company's current liabilities consist of $3,726,674 in accounts payable, accrued expenses, and short-term debts.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $4,175,045 at September 30, 2005. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the nine months ended September 30, 2005 towards management of liabilities and improvement of the Company's operations.

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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports
(i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate. See:
RISKS RELATED TO OUR BUSINESS.

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

(10.9) Restricted Account Agreement dated June 25, 2004 by and among North Fork Bank, DataLogic International, Inc. and Laurus
          Master Fund, Ltd. (2)
(10.10)   Subordination Agreement dated June 25, 2004 by and between
          Derek K. Nguyen and Khanh D. Nguyen and Laurus Master Fund,
          Ltd. (2)
(10.11) Restricted Side Letter between Laurus Master Fund, Ltd. and DataLogic International, Inc. (2)
(10.12)   Stock Option Plan (3)
(10.13)   Management Agreement with IPN Communications, Inc. (4)
(10.14)   Warrant Agreement with Biscayne Capital Markets, Inc. (4)
(10.15)   Finder's Fee Agreement with Biscayne Capital Markets, Inc. (4)
(10.16)   Agreement to Acquire 49% of IPN (5)
(10.17)   Amendment No 1. To Secured Convertible Term Note (6)
(10.18) Asset Purchase Agreement with I.S. Solutions LLC, dated February 24, 2005 (7)
(10.19) Agreement for Non Competition and Earn-Out Compensation, dated February 24, 2005 (7)
(10.20)   Non-qualified Stock Option Plan (8)*
(10.21) Amendment No. 2 to Secured Convertible Term Note (the "Ominibus Amendment") (9)
(10.22) Asset Purchase Agreement with CBSI Holdings, Inc., dated September 15, 2005 (10)
(10.23) Agreement for non-Competition and Earn-Out Compensation, dated September 15, 2005) (10)
(10.24)   Employment Agreement with Derek Nguyen dated August 18, 2005 **
(10.25)   Employment Agreement with Khanh Nguyen dated August 18, 2005 **
(10.26)   Employment Agreement with Keith Moore dated August 18, 2005 **
(21)      Subsidiaries of DataLogic International, Inc. (11)
(31.1)    Certification pursuant Section 302 **
(31.2)    Certification pursuant Section 302 **
(32.1)    Certification pursuant Section 906 **


* incorporated by reference from the provisions of Exhibits 3.1.1 -3.1.4 ** Filed herewith

(1)  Filed with Form 10-SB on April 23, 1999 (File No. 000-30382)
(2)  Filed with Form 8-K dated June 25, 2004 on July 9, 2004
(3)  Filed with Form S-8 on April 9, 2003
(4)  Filed with Form SB-2 on July 26, 2004
(5)  Filed with Form 8-K dated November 5, 2004 on November 18, 2004
(6)  Filed with Form 8-K dated January 28, 2005 on February 2, 2005
(7)  Filed with Form 8-K dated February 24, 2005 on March 4, 2005
(8)  Filed with Form S-8 on June 24, 2005
(9)  Filed with Form 8K dated August 17, 2005 on August 19, 2005
(10) Filed with Form 8K dated September 21, 2005 on September 21, 2005
(11) Filed with Annual Report on Form 10-KSB for December 31, 2004 on
     May 9, 2005

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date: November 3, 2005              /s/ Keith Moore
                                    ------------------------------------
                                    Title: Chief Executive Officer,
                                    Chief Operating Officer and Director


Date: November 3, 2005              /s/ Khanh Nguyen
                                    ------------------------------------
                                    Title: President, Chief Financial
                                    Officer and Director