Form 10KSB
period 2005-12-31
DATALOGIC INTERNATIONAL INC
filed 2006-04-17
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   (Check one): Yes [ ]; No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 10, 2006, was approximately $6,486,385 based on a price on such date.

The number of shares issued and outstanding of the Common Stock as of March 31, 2006 was 45,645,628.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                        TABLE OF CONTENTS


PART I.......................................................................4
   ITEM 1. BUSINESS..........................................................4
   ITEM 2. PROPERTY.........................................................19
   ITEM 3. LEGAL PROCEEDINGS................................................19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............19

PART II.....................................................................20
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS..........................................................20
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................23
   ITEM 7. FINANCIAL STATEMENTS ............................................36
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................76
   ITEM 8A CONTROL AND PROCEDURES...........................................76
   ITEM 8B OTHER MATTERS....................................................77
PART III....................................................................78
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................78
   ITEM 10. EXECUTIVE COMPENSATION..........................................80
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..82
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS............83
   ITEM 13. EXHIBITS........................................................85
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................86
SIGNATURES..................................................................87
CERTIFICATIONS..............................................................88

                             PART I

        SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB, including discussions of our business strategies and market factors influencing our results, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to offer new services and increase sales in markets characterized by rapid technological evolution, consolidation within our target marketplace and among our competitors, and competition from larger, better capitalized competitors. Many other economic, competitive, governmental and technological factors could impact our ability to achieve our goals. Interested persons are urged to review the risks described under "Item 1. Business. Risk Factors" and in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Company's other public disclosures and filings with the Securities and Exchange Commission ("SEC"). All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law.

ITEM 1. BUSINESS

Company Overview

We are a communications and information technology ("IT") solutions company. We leverage our technology expertise, customer relationships and supplier channels to develop solutions addressing markets with attractive growth characteristics, such as Global Positioning System ("GPS") -based mobile asset tracking and strategic IT outsourcing.

We operate and manage two strategic business segments. Our segments and their principal activities are:

Communications
--------------
Our communications segment (in 2004, this was known as our Phone segment) addresses the mobile asset tracking and secured mobile communications markets. Our Panther Trak mobile asset tracking device utilizes digital cellular networks and the GPS to enable a broad range of customer-defined options in keeping track of valuable vehicular assets. Our BounceGPS solution, launched in 2005, combines Panther Trak, wireless communications, GPS technology, hosted software applications and Internet technologies to deliver an end-to-end customer solution for mobile asset tracking.

Consulting
----------
Our consulting segment provides IT outsourcing and consulting services to a broad range of U.S. and international governmental agencies and commercial enterprises. Our consulting segment services include project management and systems analysis, design, implementation, testing and maintenance. We also provide short and long-term staffing solutions.

Company Strategy

Our objective is to grow the core businesses in each of our segments through a combination of organic and acquired growth. The key elements to our strategy are:

      . Further penetrate vertical markets in which we have or are developing reference customers. We have developed relationships with customers in selected vertical markets, such as public safety and fleet services. We are leveraging our relationships with these customers and our knowledge of their needs to attract other potential customers in these markets. In other vertical markets, we intend to replicate the model of deploying our solutions with a leading reference customer and leveraging this relationship and our market expertise to attract other customers in those markets.

      . Exploit cross-selling opportunities to our existing customers. We plan to focus our sales efforts toward our existing customers to expand the scope of the solutions we provide to them.

      . Enhance our product development, sales and customer support infrastructure. We intend to continue making investments in our corporate infrastructure, including product development, sales, implementation, and customer support.

      . Create new value-added products and services for our customers. We will continue to add new features and functionality to our solutions and develop new product and service platforms that take advantage of improvements that are being made in wireless communications, IT and other technologies.

      . Acquire complementary businesses and technologies. We intend to build our revenue base and solutions by selectively acquiring complementary businesses and technologies. We target companies with the following characteristics: (1) an established market presence in their respective fields, (2) a loyal customer base that can be used to cross-sell other products and services, and (3) products and services that provide recurring, predictable service and maintenance revenue streams.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.

Company History

We were originally incorporated as Galveston Oil & Gas, Inc. on October 3, 1996. Our initial business was in the development of oil and gas properties. After the consummation of a series of corporate acquisitions, the nature of our business changed from development of oil and gas properties to the business of facilitating the consumption of information, products and services via the Internet. We changed our name to TopClick International, Inc. on February 5, 1999 and then, to DataLogic International, Inc. on July 23, 2001.

On July 20, 2001, we completed the acquisition of DataLogic Consulting, Inc. ("DCI"), a Texas corporation, formed on August 20, 1993, in a business combination with DCI being the surviving entity for accounting purposes.

On June 2, 2003, we acquired 51% of IPN Communications, Inc. ("IPN"). On November 5 2004, we acquired the remaining 49% of IPN.

On January 13, 2004, we acquired certain GPS-based technology assets and entered the GPS mobile asset tracking business.

On March 1, 2005, we acquired the assets of I.S. Solutions, LLC ("ISS"), a provider of technology solutions for public safety and homeland security agencies.

On September 15, 2005, we acquired the assets of CBSi Holdings, Inc. ("CBSi") to enhance our GPS-based mobile asset tracking solution and further increase our distribution and client relationships.

On November 21, 2005, we acquired BluBat, Inc. ("BluBat"), a provider of network design, systems and software engineering services to further expand our communications solutions capabilities.

Our primary Internet address is www.dlgi.com. We make our periodic reports (Forms 10-QSB and Forms 10-KSB) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission ("SEC"). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.


Operations

Communications Segment

Our communications segment addresses the mobile asset tracking, secured mobile communications and Voice over Internet Protocol ("VoIP") markets. Our September 2005 acquisition of the assets of CBSi and November 2005 acquisition of Blubat expanded the range of solutions offered by, and the customer base of, our communications segment.

Mobile Asset Tracking. Our current mobile asset tracking products and services consist of our Panther Trak asset tracking device and our BounceGPS vehicle and asset management solution, which we launched in 2005.

Our Panther Trak asset tracking device utilizes digital cellular networks and the GPS to enable a broad range of customer-defined options in keeping track of valuable vehicular assets. The device sends and receives a variety of information from time to time and on demand. Such data includes location, velocity, and time. These data are transmitted to our data center using wireless networks and the Internet. If a wireless connection to a device is not available, then the device will store the captured data and seek to transmit the data when a wireless connection is available.

Our BounceGPS vehicle and asset management solution combines Panther Trak, wireless communications, GPS technology, hosted software applications and Internet technologies to deliver an end-to-end customer solution for mobile asset tracking.

BounceGPS allows control of the Panther Trak device from a user's PC including customized functions, such as notification when the vehicle or asset is moved, disabling the vehicle, notification of cargo door openings, in-vehicle temperature readings, and even remotely unlocking the vehicle doors. In an emergency situation, a covert microphone can also be activated to listen to what is happening in the vehicle.

The BounceGPS solution includes Automated Vehicle Location ("AVL") software that interacts with mapping technology, as well as administration modules for management of mobile assets all within a simple user interface design.

Secured Mobile Communications. We offer an encryption and two-factor authentication product, EncrypTAC. EncrypTAC allows law enforcement agents using mobile communications to efficiently access FBI databases without compromising security. EncrypTAC is approved by New Mexico-based police departments and we are expanding our sales and marketing efforts for EncrypTAC.

VoIP. We provide VoIP telephony products and services through IPN. IPN derives its VoIP revenues from phone sets, communication servers, software and hardware licenses and residual global long distance airtime sales.

Consulting Services

Our consulting segment provides IT consulting services to a broad range of U.S. and international governmental agencies and commercial enterprises. Our consulting segment is led by our wholly owned subsidiary, DataLogic Consulting, Inc. ("DCI"). DCI provides complete IT consulting services that include project management and systems analysis, design, implementation, testing and maintenance. DCI also provides short and long-term staffing solutions.

Our March 2005 acquisition of the assets of ISS by our wholly owned subsidiary, DataLogic New Mexico, Inc. ("DNM") expanded our technology solutions for and customer base in the public safety and homeland security agency market.

We plan to capitalize on the growth trends in IT outsourcing by large corporations and public entities that look to economize their operations, move fixed costs to variable costs, and focus on core competencies. IT outsourcing is now a prevalent practice due to the proliferation and increased sophistication of technology in the workplace.

We have historically provided a majority of our consulting services at client facilities. Such consulting services have been provided under both professional staff supplementation and project engagements. Staff supplementation engagements are distinguishable from project engagements, commonly referred to as outsourcing services, in that with staff engagements the client generally maintains responsibility for the overall task, whereas with outsourcing services, we typically assume major responsibility for the management of the project and/or the design and implementation of specific deliverables based upon client defined requirements. Our objective in providing professional staffing engagements include developing a clear understanding of the client's needs and positioning ourselves to provide quality consulting and outsourcing services if the need arises.

Staff Augmentation/Consulting Services. We seek to provide quality consulting services to our existing and prospective Fortune 1000 clients and governmental agencies. We expect to create value by deploying qualified professionals to work with clients in the Telecommunications, Energy, Financial, Governmental, Healthcare, Manufacturing, Retail and Transportation industries. We believe future prospects of contract renewals from existing clients are good since DataLogic has received favorable reviews and has been extended for multiple terms on most of the projects; however, there can be no assurance that we will be able to renew most of these contracts, if at all.

Customers

Our customer base is predominantly located in North America. It includes small to large commercial businesses as well as all levels of governmental agencies. The vertical markets we currently serve include Communications, Energy, Financial, Government, Education, Public Safety, Homeland Security, Healthcare, Manufacturing, Retail and Transportation.

Sales and Marketing

We use a direct sales force, online marketing, reseller and distributor programs to market our products and services. The direct sales force consists of in-house business development personnel and account managers who market the products and services to senior business executives, information officers, information systems managers and others who make purchasing decisions.

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

Our principal products and services do not require any special government approval that is unique to us. We are subject to the same array of federal, state and local laws and regulations that affect other business in the information technology and service industry.

We have not incurred any separately identifiable costs to comply with environmental laws.

During each of the last two fiscal years, the Company spent a limited amount on research and development activities.

Intellectual Property

We rely on a combination of trade secret, trademark and copyright laws, nondisclosure agreements and other contractual restrictions to protect our proprietary technology. We have applied for a patent with respect to our BounceGPS solution in an effort to protect further our intellectual property. However, we cannot be sure of the nature or extent of the protection afforded, since the patent has not been approved.

As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate alliances and limit access to and distribution of our software, documentation and other proprietary information. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes our intellectual property or the intellectual property licensed to us by third parties, our business could be seriously harmed. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Therefore, the measures we take to protect our proprietary rights may not be adequate.

Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our markets increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our solutions, which would make our solutions less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

While we have applied for registration of trademarks, service marks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

We have registered our key Internet URLs, www.dlgi.com, www.datalogicconsulting.com, www.bouncegps.com, www.blubat.com, www.ipncom.com, and www.iphonecenter.net, and review these registrations on a regular basis to ensure that they remain current and in good standing.

Competition

The markets for our products and services are intensely competitive. The mobile asset management and IT consulting industries are highly fragmented and include numerous competitors, none of which we believe dominates these markets. The markets we service are subject to rapid changes in technology, and we expect that competition in these market segments will increase as new competitors enter the market. We believe our principal competitive advantages are the features and capabilities of our products and services, and our high level of customer support.

Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

Employees

As of December 31, 2005, we had 410 employees. There were 260 part-time and 150 full-time employees including 8 employees consisting of executive, supervisory, administrative, sales and clerical personnel. We consider our relations with our employees to be good. We have no collective bargaining agreements with any of our employees. We have employment agreements with senior management and with each of our billable employees.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

As of December 31, 2005, we had an accumulated deficit of $3,827,868 and losses from operations of $610,724 and $991,439 for the years ended December 31, 2005 and 2004, respectively. To achieve profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may continue to be unprofitable.

WE DO NOT HAVE SUFFICIENT CASH ON HAND AND CASH FLOW FROM OPERATIONS TO SERVICE OUR INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS, AND WILL REQUIRE ADDITIONAL NEAR-TERM FINANCING

On January 20, 2006, we issued a secured term note to Laurus Master Fund, Ltd. in the principal amount of $3,250,000 (the "Secured Note"). We have used the proceeds from the issuance of the Secured Note to repay the principal of a convertible note issued in July 2004 and to fund our ongoing operations.

We are obligated to repay the principal amount of the Secured Note in monthly installments of $154,761.90 (together with any accrued and unpaid interest on the principal amount repaid) commencing May 1, 2006 through maturity at December 31, 2007.

We project that our cash on hand and cash flow generated from operations will not be sufficient to pay monthly principal installments due under the Secured Note and to fund operational liquidity requirements. As a result, our ability to repay the Secured Note as well as to continue our operations and growth strategy depend on our ability to access the capital markets in the near term.

There can be no assurance that capital from outside sources will be available on a timely basis, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing in a timely basis and upon terms that management deems sufficiently favorable, or at all, we could be forced to restructure or to default on our obligations under the Secured Note or to curtail or abandon our business plan, any of which may devalue or make worthless an investment in the Company.

On March 31, 2006, we obtained an amendment to the Secured Note deferring the date for payment of the initial monthly principal installment from April 1 to May 1, 2006 in exchange for issuing 40,000 shares of our common stock to the holder of the Secured Note. There can be no assurance that we will be able to obtain subsequent deferrals of our repayment obligations under the Secured Note on terms that management deems satisfactory or at all.

WE HAVE PLEDGED ALL OF OUR ASSETS TO SECURE THE SECURED NOTE

The Secured Note is secured by a lien on substantially all of our assets, including our equipment, inventory, contract rights, receivables, general intangibles, and intellectual property. A default by us under the Secured Note would enable the holder of the Secured Note to take control of substantially all of our assets. If this happens, the holder of the Secured Note could force us to substantially curtail or cease our operations and you could lose your entire investment in the Company.

In addition, the existence of the security interest of the Secured Note will make it more difficult for us to obtain additional financing required to repay monies borrowed by us, continue our business operations and pursue our growth strategy.

THE SECURED NOTE BECOMES IMMEDIATELY DUE AND PAYABLE UPON DEFAULT AND WE MAY BE REQUIRED TO PAY AN AMOUNT IN EXCESS OF THE OUTSTANDING AMOUNT DUE UNDER THE SECURED NOTE, AND WE MAY BE FORCED TO SELL ALL OF OUR ASSETS

The Secured Note becomes immediately due and payable upon an event of default including:

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

If we default on the Secured Note and the holder demands all payments due and payable, we will be required to pay 130% of the outstanding principal amount of each note and any interest accrued thereon. Since we do not have sufficient cash to repay such an amount, such a default on the Secured Note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could result in the loss of your entire investment in the Company.

THE COMPANY INTENDS TO ISSUE ADDITIONAL SECURITIES, INCLUDING COMMON STOCK

We intend to raise additional funds through the issuance of equity, equity-related or convertible debt securities. The issuance of additional common stock dilutes existing stockholdings. Further procurement of additional financing through the issuance of equity, equity-related or convertible debt securities or preferred stock may further dilute existing stock. Further, the perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to downward movement in the price of the shares.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our auditors have expressed an opinion that there is substantial doubt about our ability to continue as a going concern primarily because we have yet to generate sufficient working capital to support our operations and our ability to make debt service requirements. Our most recent financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you may lose your entire investment in the Company.

WE DEPEND ON A FEW CUSTOMERS

We depend on a few major customers for the majority of our revenues. This creates a significant financial risk to the Company because if a major customer were to terminate or materially reduce, for any reason, its business relationship with us, we would suffer an immediate and substantial decline in revenue.

Some of our government agency customers are subject to unique political and budgetary constraints. These constraints imposed upon our customers make it difficult to predict the timing and amount of revenue to expect from these customers in future periods. In addition, our government agency customers have special contracting requirements that affect our ability to obtain new government customers.

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

ABILITY OF DEREK NGUYEN AND KHANH NGUYEN TO EXERCISE CONTROL

Two of our directors and principal shareholders beneficially owned approximately 38% of the outstanding shares of our common stock at March 31, 2006, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions, which influence may be alleged to conflict with our interests and the interests of our other shareholders.

WE MAY NOT SUCCESSFULLY EXECUTE OR INTEGRATE OUR ACQUISITIONS

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

      . Continued investments in our infrastructure, including but not limited to, product development, sales, implementation, and support;

      . Continued efforts to make infrastructure investments within an overall context of maintaining reasonable expense discipline; and

      . Addition of new customers through maintaining and expanding sales, marketing and service and product development activities.


A failure to successfully integrate acquired businesses or technology for any of these reasons could have a material adverse effect on our results of operations.

WE OPERATE IN HIGHLY COMPETITIVE MARKETS, AND IF WE FAIL TO COMPETE EFFECTIVELY, OUR ABILITY TO ACQUIRE NEW CUSTOMERS WOULD DECREASE AND OUR BUSINESS WOULD SUFFER

We face significant competition. The markets for our products and services are intensely competitive and we face significant competition from a number of different sources. Several of our competitors have significantly greater name recognition as well as substantially greater financial, technical, service offering, product development and marketing resources than we do. Competitive pressures and other factors may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE, AND OUR STOCK PRICE MAY DECLINE IF WE DO NOT MEET THE EXPECTATIONS OF ANALYSTS AND INVESTORS

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

      . changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board ("FASB") or other rule-making bodies;

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

WE HAVE A SMALL FINANCE AND ACCOUNTING STAFF AND A FAILURE TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS COULD EXPOSE US TO POTENTIAL LIABILITIES

We have a very small finance and accounting staff and, due to our limited resources, it is not always possible to have optimum segregation of accounting and finance duties. However, if we are unsuccessful in attracting the capital and human resources necessary to implement and maintain an effective system of internal controls, and if as a result we were to fail to disclose timely material items as required under the Securities Exchange Act, it could give rise to potential regulatory and/or shareholder actions, which could have a material adverse effect on our business and financial condition, and on the market value of our shares. We believe that our current system of internal controls is generally adequate.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES, WHICH COULD MAKE OUR PRODUCTS AND SERVICES OBSOLETE

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

WE MAY BE SUBJECT TO LITIGATION THAT COULD RESULT IN SIGNIFICANT COSTS TO US

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

OUR SUCCESS AND ABILITY TO COMPETE DEPENDS UPON OUR ABILITY TO SECURE AND PROTECT OUR INTELLECTUAL PROPERTY

Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our solutions. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes our intellectual property rights or the intellectual property rights licensed to us by third parties, our business could be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions and agreements, and intellectual property laws, which afford us only limited protection. We currently do not hold any patents on our technologies, which may limit our ability to protect our technologies. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Therefore, the measures we take to protect our proprietary rights may not be adequate.

CLAIMS THAT WE INFRINGE THIRD-PARTY PROPRIETARY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO PROVIDE SOLUTIONS

We do not believe that our operations or products infringe on the intellectual property rights of others. However, third parties may claim that our current or future solutions infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our solutions, which would make our solutions less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

WE FACE POTENTIAL LIABILITY FOR SECURITY BREACHES RELATING TO OUR TECHNOLOGY

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

WE MAY NOT EFFECTIVELY MANAGE THE GROWTH NECESSARY TO EXECUTE OUR BUSINESS PLAN, WHICH COULD ADVERSELY AFFECT OUR RESULTS

We have in the past experienced periods of growth that have placed, and may continue to place, a significant strain on our resources. In the event we are unable to identify, hire, train and retain qualified individuals within a reasonable timeframe, such failure could have a material adverse effect on us. In addition, our ability to manage future increases, if any, in the scope of our operations or personnel will depend on significant expansion of our marketing and sales, management, and administrative and financial capabilities. The failure of our management to effectively manage expansion in our business could have a material adverse effect on our business, results of operations and financial condition.

OUR BUSINESS PLAN REQUIRES CONTINUED INVESTMENT IN SOPHISTICATED
TELECOMMUNICATIONS AND COMPUTER SYSTEMS AND COMPUTER SOFTWARE, WHICH COULD INCREASE OUR COSTS AND ADVERSELY AFFECT OUR BUSINESS

We anticipate making significant investments in the acquisition, development and maintenance of such technologies and we believe that such expenditures will be necessary on an on-going basis. Computer and telecommunication technologies are evolving rapidly and are characterized by short product lifecycles, which requires us to anticipate technological developments. We can give no assurance that we will be successful in anticipating, managing or adopting such technological changes on a timely basis or that we will have the resources available to invest in new technologies. Our business is dependent on our computer and telecommunications equipment and software systems, the temporary or permanent loss of which, through physical damage or operating malfunction, could have a material adverse effect on our business. Operating malfunctions in the software systems of financial institutions, market makers and other parties might have an adverse effect on our operations. We depend on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, or any significant interruption in telephone services, could have a material adverse effect on our business. Additionally, as we continue to introduce new services that use new technologies, we may be required to license technology from third parties. There can be no assurance that these licenses will be available on commercially reasonable terms, if at all. Our inability to obtain any of these licenses could result in delays or reductions in the introduction of new services or could adversely affect our existing business.

IF WE WERE TO LOSE THE SERVICES OF KEY PERSONNEL, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY

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

CHANGES IN ACCOUNTING POLICIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
RESULTS

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants ("AICPA"), the FASB, and the United States SEC, management believes that our current sales and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in our industries. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

Our earnings may be adversely affected when we change our accounting policy with respect to employee stock options. Stock options have from time to time been an important component of the compensation packages for our senior-level employees. We currently do not deduct the expense of employee stock option grants from our income. New standards require companies to record the value of stock options issued to employees as an expense. At the time when we adopt the new standard, our earnings could be materially adversely affected.

OUR REVENUE MODEL IN THE MOBILE ASSET TRACKING MARKET IS UNPROVEN AND COULD
FAIL

Our revenue model for the mobile asset tracking market, especially for our BounceGPS Solution, is new and evolving, and we cannot be certain that it will be successful. We have limited experience with our mobile asset tracking solutions and our success is largely dependent upon our ability to successfully integrate and manage our acquisitions. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability.

OUR MOBILE ASSETING TRACKING BUSINESS DEPENDS ON GPS TECHNOLOGY AND WIRELESS NETWORKS CONTROLLED BY OTHERS

Our BounceGPS solutions rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our products and services may cease to function and customer satisfaction would suffer.

In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of the GPS. Furthermore, because of ever-increasing commercial applications of the GPS and international political unrest, U.S. government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as the foregoing affect the GPS, for example by affecting the availability, quality, accuracy or pricing of GPS technology, our business may suffer.

Currently, our BounceGPS solution functions on General Packet Radio Services networks and Code Division Multiple Access 1xRTT networks controlled by wireless communications providers. Our existing agreements with wireless communications providers may in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. If one or more of our wireless communications providers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless communications provider outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers in that coverage area.

THE REPORTING OF INACCURATE LOCATION INFORMATION COULD CAUSE THE LOSS OF CUSTOMERS AND EXPOSE US TO LEGAL LIABILITY

The accurate reporting of location information is critical to our customers' businesses. If we fail to accurately report location information, we could lose customers, our reputation and ability to attract new customers could be harmed, and we could be exposed to legal liability. We may not have insurance adequate to cover losses we may incur as a result of these inaccuracies.

DEFECTS OR ERRORS IN OUR SOLUTIONS COULD RESULT IN THE CANCELLATION OF OR DELAYS IN THE IMPLEMENTATION OF OUR SOLUTIONS, WHICH COULD DAMAGE OUR REPUTATION AND HARM OUR FINANCIAL CONDITION

We must develop our mobile asset tracking solutions quickly to keep pace with a rapidly changing market. Solutions that address this market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. We may be forced to delay commercial release of new solutions or updated versions of existing solutions until such errors or defects are corrected, and in some cases, we may need to implement enhancements to correct errors that were not detected until after deployment of our solutions. Even after testing and release, our solutions may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. Such customer dissatisfaction could damage our reputation and result in lost revenues, diverted development resources, and increased service and warranty costs.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND EXPAND OUR SALES CHANNELS

To increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract or retain sufficient new sales personnel to expand our operations. New sales personnel require training and it takes time for them to achieve full productivity, if at all. In addition, we believe that our success is dependent on the expansion of our indirect distribution channels, including our relationships with independent sales agents. These sales channel alliances require training in selling our solutions and it will take time for these alliances to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all. Our independent sales agents, many of which are not engaged with us on an exclusive basis, may not devote adequate resources to promoting and selling our solutions.


ITEM 2. PROPERTY

Our corporate offices are located at 18301 Von Karman Ave, Suite 250, Irvine, California 92612. The space consists of approximately 2,900 square feet of office space and is leased by us until August 31, 2006 at the rate of $6,166 per month. We also lease sales office spaces in Phoenix, Arizona, Albuquerque, New Mexico, Solana Beach, California, Houston, Texas, Plano, Texas, New York, New York, Herndon, Virginia and Miami, Florida. All property occupied by us is in good condition and the lease payments are consistent with market rates in the same geographic area.

We also have personnel who provide services to us from their home offices. We do not subsidize home office expenses.

We believe that our current facilities are adequate for our current level of operations and that suitable additional or alternative space will be available as needed.

We own a variety of computers and other computer equipment for our operational needs. We believe that our equipment is suited for our present needs and that additional or alternative computer equipment will be available as needed.


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

                             PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock currently trades on the OTC Bulletin Board under the trading symbol "DLGI". The stock is also trading on the Berlin and Frankfurt exchanges under the trading symbol "TOP.FSE" and German securities code (WKN) of 779612.

The high and low trading prices, on the OTC Bulletin Board, recorded for our common stock, for each quarter during the last two fiscal years is set forth below:

                                   Fiscal Year Ended
                          December 31, 2005  December 31, 2004
                          -----------------  -----------------
                            High      Low      High      Low
                          -------    ------   ------    ------
      Quarter 1             0.60      0.35     1.39      0.26
      Quarter 2             0.32      0.20     0.91      0.54
      Quarter 3             0.35      0.24     0.63      0.30
      Quarter 4             0.30      0.21     0.75      0.40


The market for our common stock has been limited and the prices for our common stock quoted by brokers are not necessarily a reliable indication of the value of our common stock.

There are approximately 200 holders of our common stock in certificate form according to our stockholder list and over 3,800 holders in street name.

There have been no cash dividends declared on our common stock since our inception. Dividends will be declared at the sole discretion of our Board of Directors, provided that so long as twenty-five percent (25%) of the principal amount of the Laurus note is outstanding, we cannot, without the prior written consent of Laurus, directly or indirectly declare or pay any dividends, other than dividends paid to us or any of our wholly-owned subsidiaries.

Securities Offered for Issuance Under Equity Incentive Plans

The Company has three stock option plans: The 2003 Stock Compensation Plan (the "2003 Plan"), the 2004 Non-Qualified Stock and Stock Option Plan (the "2004 Plan") and the 2005 Non-Qualified Stock and Stock Option Plan (the "2005 Plan").

The 2003 Plan was adopted on April 1, 2003 and reserves ten million shares of the Company's common stock for grant under the plan to directors, key employees and independent contractors who provide services to the Company. The 2003 Plan is administered by the Board of Directors. All options must be exercised within ten years of the date granted and may not be less than 100% of the fair market value of the Company's common shares on the date of grant.

Under the 2004 and 2005 Plans (collectively the "Plans"), two and twenty million shares, respectively, of the Company's common stock are reserved for grant to officers, directors, employees, consultants and others. Both the 2004 and 2005 Plans are administered by the Compensation Committee of the Board of Directors. All options must be granted within ten years of the adoption of the Plans. Additionally, any options granted to a shareholder who owns at least a ten percent interest in the Company have a maximum term of ten years. All expenses of administering the 2003, 2004 and 2005 Plans are borne by the Company.

The following schedule provides additional information on the Plans:


                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights(a) and rights          in column (a))
------------------ ---------------------- ------------------- ---------------
Equity compensation
plans approved by
security holders           927,500               $0.30                     0

Equity compensation
plans not approved
by security holders      8,960,000               $0.33             1,419,744

Total                    9,887,500               $0.31             1,419,744
------------------- --------------------- ------------------- ---------------

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2005, the Company issued 55,691 of unregistered common stock shares to each of the Chief Executive Officer, Chief Financial Officer and Chief Information Officer for services performed.

On March 1, 2005, the Company issued 117,564 shares for the acquisition of ISS valued at $50,000 (see Note 19).

On September 15, 2005, the Company acquired the assets of CBSi in exchange for 3,003,534 shares of common stock valued at $850,000 (see Note 19).

On November 21, 2005, the Company acquired BluBat in exchange for 1,038,062 shares of common stock valued at $300,000(see Note 19).

The issuance of all of the above listed sales of unregistered securities were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

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

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project, "may," "should," "could," "seek," "pro forma," "estimate," "continue," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

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

General

We are a communications and IT solutions company. We leverage our technology expertise, customer relationships and supplier channels to develop solutions addressing markets with attractive growth characteristics, such as GPS-based mobile asset tracking and strategic IT outsourcing.

We operate and manage two strategic business segments. Our segments and their principal activities are:

Communications
--------------
Our communications segment (in 2004, this was known as our Phone segment) addresses the mobile asset tracking and secured mobile communications markets. Our Panther Trak mobile asset tracking device utilizes digital cellular networks and the GPS to enable a broad range of customer-defined options in keeping track of valuable vehicular assets. Our BounceGPS solution, launched in 2005, combines Panther Trak, wireless communications, GPS technology, hosted software applications and Internet technologies to deliver an end-to-end customer solution for mobile asset tracking.

Consulting
----------
Our consulting segment provides IT outsourcing and consulting services to a broad range of U.S. and international governmental agencies and commercial enterprises. Our consulting segment services include project management and systems analysis, design, implementation, testing and maintenance. We also provide short and long-term staffing solutions.

Company Strategy

Our objective is to grow the core businesses in each of our segments through a combination of organic and acquired growth. The key elements to our strategy are:

      . Further penetrate vertical markets in which we have or are developing reference customers. We have developed relationships with customers in selected vertical markets, such as public safety and fleet services. We are leveraging our relationships with these customers and our knowledge of their needs to attract other potential customers in these markets. In other vertical markets, we intend to replicate the model of deploying our solutions with a leading reference customer and leveraging this relationship and our market expertise to attract other customers in those markets.

      . Exploit cross-selling opportunities to our existing customers. We plan to focus our sales efforts toward our existing customers to expand the scope of the solutions we provide to them.

      . Enhance our product development, sales and customer support infrastructure. We intend to continue making investments in our corporate infrastructure, including product development, sales, implementation, and customer support.

      . Create new value-added products and services for our customers. We will continue to add new features and functionality to our solutions and develop new product and service platforms that take advantage of improvements that are being made in wireless communications, IT and other technologies.

      . Acquire complementary businesses and technologies. We intend to build our revenue base and solutions by selectively acquiring complementary businesses and technologies. We target companies with the following characteristics: (1) an established market presence in their respective fields, (2) a loyal customer base that can be used to cross-sell other products and services, and (3) products and services that provide recurring, predictable service and maintenance revenue streams.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.

Company History

We were originally incorporated as Galveston Oil & Gas, Inc. on October 3, 1996. Our initial business was in the development of oil and gas properties. After the consummation of a series of corporate acquisitions, the nature of our business changed from development of oil and gas properties to the business of facilitating the consumption of information, products and services via the Internet. We changed our name to TopClick International, Inc. on February 5, 1999 and then, to DataLogic International, Inc. on July 23, 2001.

On July 20, 2001, we completed the acquisition of DCI, a Texas corporation, formed on August 20, 1993, in a business combination with DCI being the surviving entity for accounting purposes.

On June 2, 2003, we acquired 51% of IPN. On November 5 2004, we acquired the remaining 49% of IPN.

On January 13, 2004, we acquired certain GPS-based technology assets and entered the GPS mobile asset tracking business.

On March 1, 2005, we acquired the assets of ISS, a provider of technology solutions for public safety and homeland security agencies.

On September 15, 2005, we acquired the assets of CBSi to enhance our GPS-based mobile asset tracking solution and further increase our distribution and client relationships.

On November 21, 2005, we acquired BluBat, a provider of network design, systems and software engineering services to further expand our communications solutions capabilities.

Our primary Internet address is www.dlgi.com. We make our periodic reports (Forms 10-QSB and Forms 10-KSB) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission ("SEC") . We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.


Operations

Communications Segment

Our communications segment addresses the mobile asset tracking, secured mobile communications and Voice over Internet Protocol ("VoIP") markets. Our September 2005 acquisition of the assets of CBSi and November 2005 acquisition of Blubat expanded the range of solutions offered by, and the customer base of, our communications segment.

Mobile Asset Tracking. Our current mobile asset tracking products and services consist of our Panther Trak asset tracking device and our BounceGPS vehicle and asset management solution, which we launched in 2005.

Our Panther Trak asset tracking device utilizes digital cellular networks and the GPS to enable a broad range of customer-defined options in keeping track of valuable vehicular assets. The device sends and receives a variety of information from time to time and on demand. Such data includes location, velocity, and time. These data are transmitted to our data center using wireless networks and the Internet. If a wireless connection to a device is not available, then the device will store the captured data and seek to transmit the data when a wireless connection is available.

Our BounceGPS vehicle and asset management solution combines Panther Trak, wireless communications, GPS technology, hosted software applications and Internet technologies to deliver an end-to-end customer solution for mobile asset tracking.

BounceGPS allows control of the Panther Trak device from a user's PC including customized functions, such as notification when the vehicle or asset is moved, disabling the vehicle, notification of cargo door openings, in-vehicle temperature readings, and even remotely unlocking the vehicle doors. In an emergency situation, a covert microphone can also be activated to listen to what is happening in the vehicle.

The BounceGPS solution includes Automated Vehicle Location ("AVL") software that interacts with mapping technology, as well as administration modules for management of mobile assets all within a simple user interface design.

Secured Mobile Communications. We offer an encryption and two-factor authentication product, EncrypTAC. EncrypTAC allows law enforcement agents using mobile communications to efficiently access FBI databases without compromising security. EncrypTAC is approved by New Mexico-based police departments and we are expanding our sales and marketing efforts for EncrypTAC.

VoIP. We provide VoIP telephony products and services through IPN. IPN derives its VoIP revenues from phone sets, communication servers, software and hardware licenses and residual global long distance airtime sales.

Consulting Services

Our consulting segment provides IT consulting services to a broad range of U.S. and international governmental agencies and commercial enterprises. Our consulting segment is led by our wholly owned subsidiary, DataLogic Consulting, Inc. ("DCI"). DCI provides complete IT consulting services that include project management and systems analysis, design, implementation, testing and maintenance. DCI also provides short and long-term staffing solutions.

Our March 2005 acquisition of the assets of ISS by our wholly owned subsidiary, DataLogic New Mexico, Inc. ("DNM") expanded our technology solutions for and customer base in the public safety and homeland security agency market.

We plan to capitalize on the growth trends in IT outsourcing by large corporations and public entities that look to economize their operations, move fixed costs to variable costs, and focus on core competencies. IT outsourcing is now a prevalent practice due to the proliferation and increased sophistication of technology in the workplace.

We have historically provided a majority of our consulting services at client facilities. Such consulting services have been provided under both professional staff supplementation and project engagements. Staff supplementation engagements are distinguishable from project engagements, commonly referred to as outsourcing services, in that with staff engagements the client generally maintains responsibility for the overall task, whereas with outsourcing services, we typically assume major responsibility for the management of the project and/or the design and implementation of specific deliverables based upon client defined requirements. Our objective in providing professional staffing engagements includes developing a clear understanding of the client's needs and positioning ourselves to provide quality consulting and outsourcing services if the need arises.

Staff Augmentation/Consulting Services. We seek to provide quality consulting services to our existing and prospective Fortune 1000 clients and governmental agencies. We expect to create value by deploying qualified professionals to work with clients in the Telecommunications, Energy, Financial, Governmental, Healthcare, Manufacturing, Retail and Transportation industries. We believe future prospects of contract renewals from existing clients are good since DataLogic has received favorable reviews and has been extended for multiple terms on most of the projects; however, there can be no assurance that we will be able to renew most of these contracts, if at all.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change, or that we will succeed in achieving these goals individually or collectively.

Comparison of the year ended December 31, 2005 to year ended December 31, 2004

Net Revenue

Consulting Segment

The net revenues for the year ended December 31, 2005 increased $1,776,000 or 14.6% to $13,929,000 as compared to net revenues of $12,153,000 for the prior year. The year-over-year increase in revenues was due to increases in consulting contracts received in 2005.

Communications Segment

The net revenues for the year ended December 31, 2005 increased $1,492,000 or 71.0% to $3,594,000 as compared to net revenues of $2,102,000 in the prior year. The year-over-year increase in revenues was due to increases in BounceGPS and video communications product and service sales.

Gross Profit

Consulting Segment

The gross profit for the year ended December 31, 2005 decreased $420,000 or 21.7% to $1,518,000 as compared to the gross profit of $1,938,000 in the prior year. The decrease was due to the change in the composition of cost of goods sold as a result of differing types of contracts between 2005 and 2004 and due to the changing composition of costs of goods sold and operating expenses as a result of acquisitions in 2005. As a result of increased cost of goods sold in 2005, gross profit decreased accordingly. Operating expenses decreased accordingly (see below).

Communications Segment

The gross profit for the year ended December 31, 2005 decreased $89,000 or 12.3% to $635,000 as compared to the gross profit of $724,000 in the prior year. The year-over-year decrease in gross profit was due to decreases in VoIP license revenue.

Operating Expenses

Consulting Segment

The operating expenses for the year ended December 31, 2005 were $1,337,000 as compared to the operating expenses of $2,650,000 in the prior year. The decrease was mainly due to the large bad debt write-offs in 2004 and secondarily due to the changing composition of costs of goods sold and operating expenses as a result of acquisitions in 2005. Cost of goods sold increased accordingly, as explained above.

Communications Segment

The operating expenses for the year ended December 31, 2005 were $1,427,000 as compared to the operating expenses of $1,003,000 in the prior year. The year-over-year increase was due to increases in operating expenses as a result of our acquisition of CBSi, and increases in operations for the BounceGPS and other communications products and services.

Non-Operating Expenses

Consulting Segment

Interest expense for the year ended December 31, 2005 was $883,000 as compared to $533,000 in the prior year. The increase in interest expense was primarily due to the interest expense associated with the amortization of the debt discount on the convertible term note issued by the Company to Laurus for twelve months in 2005 versus only six months in 2004. Other than temporary write-down of marketable securities available for sale was $196,300 for the year ended December 31, 2005 as compared to $ 0 in the prior year. The increase in other than temporary write-down of marketable securities for sale was attributable to the Company's determination in 2005 that the decline in the market value of securities available for sale is "other-than-temporary." Accordingly, the cost bases of the securities were adjusted to their market
value as of December 31, 2005.    The change in the fair value of derivative
and warrant liabilities was $1,301,000 in 2005 as compared to $111,000 in 2004. The increase was due to the decrease in the price of the Company common stock during 2005 that causes exercise of the warrants to be less attractive and to a decrease in 2005 in the computed volatility of the market value of the Company's common stock.

Communications Segment

Interest expense for the year ended December 31, 2005 was $17,000 as compared to $6,000 in the prior year. The increase in interest expense was related to the interest on the notes assumed with the CBSi asset purchase.

Net Loss

Consulting Segment

As a result of the above, the net profit for the year ended December 31, 2005 was $389,000 as compared to the net loss of $1,196,000 in the prior year. The increase in profit was primarily due to an increase in the change in fair value of derivative and warrant liabilities and a decrease in bad debt as compared to the year ended December 31, 2004.

Communications Segment

As a result of the above, the net loss for the year ended December 31, 2005 was $809,000 as compared to the net loss of $286,000 in the prior year. The increase in net loss was the result of our acquisition of CBSi and increases in operations for the BounceGPS and other communications product and service activities.

The basic and diluted loss per share was $0.01 during the year ended December 31, 2005 as compared to the basic and diluted loss per share of $0.04 in 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had $456,780 in cash and $1,886,505 in accounts receivable. Our current liabilities consisted of $4,194,134 in accounts payable, deferred revenue, accrued expenses, and short-term debts (including $1,258,418 of current-portion of convertible debt we issued in June 2004).

For the year ended December 31, 2005, we had a net decrease in cash of $187,067, resulting from $131,202 of cash used in our operating activities, $199,319 of cash used in our investing activities, and $143,455 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in our operating activities of $131,203 for the year ended December 31, 2005 was primarily attributable to a net loss of $420,271, less the change in the fair value of derivatives and warrant liabilities in the amount of $1,300,861, and offset by the amortization of discount on convertible debt of $570,863 and the issuance of shares for services rendered and interest expense totaling $589,094. We used less cash in operations in 2005 versus 2004 due primarily to a decrease in our net loss in 2005 over 2004.

Cash Flows from Investing Activities

Net cash used in our investing activities of $199,319 for the year ended December 31, 2005 was primarily attributable to cash used in our acquisition of property and equipment and costs incurred for software development of $444,833 offset by net cash received in acquisitions of $266,371. We used more cash in investing activities in 2005 versus 2004 due to investments in our business.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $143,455 for the year ended December 31, 2005 was comprised of a decrease in restricted cash of $1,258,689 offset by payment of convertible debt of $487,932 and payments on notes payable of $630,302.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") , and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $3,827,868 at December 31, 2005 and a history of operating losses over the last several years. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the year ended December 31, 2005 towards management of liabilities and improvement of the Company's operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As a result, our independent registered public accounting firms have included a "going concern" modifications in their reports on the consolidated financial statements.

On January 20, 2006, we issued the Secured Note to Laurus Master Fund, Ltd. in the principal amount of $3,250,000. We used the proceeds from the issuance of the Secured Note to repay the principal of the convertible debt we issued in July 2004 and to fund our ongoing operations.

The Secured Note, which is not convertible, bears interest at the coupon rate of the prime rate plus 2.00% (or 9.25% as of January 20, 2006) and is subject to a floor interest rate of 8.00%. The Secured Note is collateralized by a security interest in substantially all of our assets and the assets of our subsidiaries. Our obligations under the Secured Note are guaranteed by each of our subsidiaries.

We are obligated to repay the principal amount of the Secured Note in monthly installments of $154,761.90 (together with any accrued and unpaid interest on the principal amount repaid) commencing May 1, 2006 through maturity at December 31, 2007. If we default on the Secured Note, the amount of the principal balance would increase to 130% of the then-outstanding principal and be subject to acceleration.

On March 31, 2006, we obtained an amendment to the Secured Note deferring the date for payment of the initial monthly principal installment from April 1 to May 1, 2006 in exchange for issuing 40,000 shares of our common stock to the holder of the Secured Note. There can be no assurance that we will be able to obtain subsequent deferrals of our repayment obligations under the Secured Note on terms that management deems satisfactory or at all.

We project that our cash on hand and cash flow generated from operations will not be sufficient to pay monthly principal installments due under the Secured Note and to fund operational liquidity requirements. As a result, our ability to repay the Secured Note as well as to continue our operations and growth strategy depend on our ability to access the capital markets in the near-term.

There can be no assurance that capital from outside sources will be available on a timely basis, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing in a timely basis and upon terms that management deems sufficiently favorable, or at all, we could be forced to curtail or abandon our business plan, making any investment in the Company worthless.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Accounts Receivable
-------------------

Accounts receivable consists of amounts billed to customers upon performance of service or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customer current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

Inventories
-----------

Inventories consist of finished goods and are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with their market value and an allowance is recorded to write down the inventories to their market value, if lower.

Other Assets
------------

Other assets consist of software development costs, website development costs, software licenses and client lists and are recorded at cost.

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

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

Goodwill
--------

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

Beneficial Conversion Feature
-----------------------------

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Forces ("EITF") Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

If a BCF exists, the Company records it as a debt discount and amortizes it to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Laurus notes entered into on June 25, 2004, since the notes are not conventional convertible debt (see Note 13). The embedded derivatives include the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The derivative and warrant liabilities are recorded as long-term liabilities in the consolidated balance sheet.

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

For sales of communication products, our revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue in the accompanying consolidated balance sheet.

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

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations. We currently have recorded a valuation allowance against all of our deferred tax assets.
We have considered future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If actual results differ favorably from these estimates, we may be able to realize some or all of the deferred tax assets, which could favorably impact our operating results.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company will adopt SFAS 123(R) in the first fiscal quarter of 2006.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123(R), the Company will adopt the modified prospective application. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to the Company's consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

ITEM 7. FINANCIAL STATEMENTS

The Reports of Independent Registered Public Accounting Firms and the consolidated financial statements of the Company and the notes thereto appear on the following pages.


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Datalogic International, Inc.

We have audited the accompanying consolidated balance sheet of Datalogic International, Inc. and subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalogic International, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Corbin & Company, LLP

CORBIN & COMPANY, LLP

Irvine, California
March 31, 2006

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Datalogic International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Datalogic International, Inc., a Delaware Corporation and subsidiaries (collectively, "the Company") as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datalogic International, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred net losses of $1,482,456 and $911,582 during the years ended December 31, 2004 and 2003, respectively. There was an accumulated deficit of $3,407,597 as of December 31, 2004, and total liabilities exceeded total assets by $1,050,402 as of December 31, 2004. These factors as discussed in Note 1 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1 referred to above. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 1, the consolidated financial statements for the year ended December 31, 2004 have been restated.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
April 13, 2005, except for note 1, which is March 30, 2006

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2005 AND 2004

                                                      2005          2004
                                                 -------------- --------------
                                                                  (Restated)
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $     456,780  $     643,847
  Accounts receivable, net of allowance
   for  doubtful accounts of $131,585 and
   $1,395,797, respectively                          1,886,505      1,630,570
  Marketable securities available for sale               7,200         16,000
  Inventories                                        1,068,575         53,526
  Prepaid expenses and other current assets            111,090        104,750
                                                  -------------  -------------
    Total current assets                             3,530,150      2,448,693

RESTRICTED CASH                                              -      1,258,689

NOTE RECEIVABLE                                        130,000              -

PROPERTY AND EQUIPMENT, net                            194,710         67,230

OTHER ASSETS:
  Software development costs and licenses, net         532,008         18,243
  Loan origination costs, net                          155,498        259,166
  Client lists                                         734,307              -
  Goodwill                                             288,000              -
  Deposits                                              26,435          9,111
                                                  -------------  -------------
                                                  $  5,591,108   $  4,061,132
                                                  =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $  1,575,411   $    874,352
  Accrued payroll and related taxes                    614,277        573,001
  Current portion of deferred revenue                  462,371              -
  Notes payable - officers                               9,424        174,624
  Current portion of notes payable                     274,233        433,200
  Current portion of convertible debt, net of
   debt discount of $29,461 and $0, respectively     1,258,418        636,360
                                                  -------------  -------------
    Total current liabilities                        4,194,134      2,691,537
                                                  -------------  -------------
LONG-TERM LIABILITIES:
  Notes payable, net of current portion                 19,717              -
  Long-term portion of convertible debt, net of
   discount of $816,667 and $1,416,991, respectively         -        787,558
  Derivative and warrant liabilities                   331,578      1,632,439
  Deferred tax liability                               288,000              -
  Deferred revenue, net of current portion              31,047              -
                                                  -------------  -------------
    Total long-term liabilities                        670,342      2,419,997
                                                  -------------  -------------
    Total liabilities                                4,864,476      5,111,534
                                                  -------------  -------------
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 100,000,000
   shares authorized; 45,083,357 and 39,113,979
   shares issued and outstanding at December 31,
   2005 and 2004, respectively                          45,083         39,114
  Additional paid-in-capital                         4,376,131      2,510,480
  Shares to be issued, 398,947 and 50,401 shares
   at December 31, 2005 and 2004, respectively         139,660         42,457
  Unamortized consulting fees                           (6,374)       (47,356)
  Comprehensive income                                       -       (187,500)
  Accumulated deficit                               (3,827,868)    (3,407,597)
                                                  -------------  -------------
    Total stockholders' equity (deficit)               726,632     (1,050,402)
                                                  -------------  -------------
                                                  $  5,591,108   $  4,061,132
                                                  =============  =============


See reports of independent registered public accounting firms and notes to the consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                      2005          2004
                                                 -------------- --------------
                                                                  (Restated)

Net revenue                                      $  17,522,795  $  14,255,054

Cost of revenue                                     15,369,447     11,593,063
                                                 -------------- --------------

Gross profit                                         2,153,348      2,661,991

Operating expense:
  Bad debt expense                                      19,439      1,395,797
  Consulting expense                                   254,710      1,018,491
  Depreciation and amortization                        246,051        102,167
  General and administrative expenses                2,243,872      1,136,975
                                                 -------------- --------------
    Total operating expense                          2,764,072      3,653,430
                                                 -------------- --------------
Loss from operations                                  (610,724)      (991,439)

Non-operating income (expense):
  Interest expense, net                               (899,985)      (538,827)
  Change in fair value of derivative and
   warrant liabilities                               1,300,861        110,636
  "Other-than-temporary" write-down of marketable
   securities available for sale                      (196,300)             -
  Factoring expense                                          -        (99,926)
  Loss on sale of assets                               (10,923)             -
                                                 -------------- --------------
  Total non-operating income (expense)                 193,653       (528,117)
                                                 -------------- --------------
Loss before provision for income tax
 and minority interest allocation                     (417,071)    (1,519,556)

Provision for income tax                                (3,200)        (1,600)

Minority interest allocation                                 -         38,700
                                                 -------------- --------------

Net loss                                              (420,271)    (1,482,456)

Other comprehensive loss:
  Temporary decrease in fair value of marketable
   securities available for sale                        (8,800)       (45,000)
  Reclassification of decrease in fair value of
   marketable securities available for sale to
   "other-than-temporary" decline in fair value        196,300             -

                                                 -------------- --------------
Comprehensive loss                               $    (232,771) $  (1,527,456)
                                                 ============== ==============

Loss per share  basic and diluted                $       (0.01) $       (0.04)
                                                 ============== ==============
Basic and diluted
 weighted average shares outstanding*               41,382,140     37,289,741
                                                 ============== ==============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the years ended December 31, 2005 and 2004.


       See reports of independent registered public accounting firms and notes to the consolidated financial statements.




                   DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                    Common Stock                                                  Accumulated
               --------------------- Additional              Unamortized Shares   Other                       Total
               Number of             Paid-in      Treasury   Consulting  To be    Comprehensive Accumulated   Equity
               Shares      Amount    capital      Stock      Fees        Issued   Loss          Deficit      (Deficit)
               ----------- --------- ------------ ---------- ---------- --------- ------------- ------------ -------------
Balance,
January 1,
2004            36,459,996   36,460    1,590,385    (10,000)         -          -     (142,500)  (1,925,141)     (450,796)

Issuance of
shares for
consulting
services           914,599      915      466,868          -          -          -            -            -       467,783

Issuance of
shares for
compensation        89,355       89       49,296          -          -          -            -            -        49,385

Issuance of
shares for
legal services     150,000      150       62,700          -    (47,356)         -            -            -        15,494

Issuance of
shares for
management
services           370,370      370       99,630          -          -          -            -            -       100,000

Issuance of
shares for
director
compensation        25,000       25       10,225          -          -          -            -            -        10,250

Non-employee
warrants
reclassified
to derivative
and warrant
liabilities
(restated)               -        -      (30,487)          -          -          -            -            -      (30,487)

Sale of
treasury
stock                    -        -      140,904     10,000          -          -            -            -       150,904

Comprehensive
loss on
marketable
securities               -        -            -          -          -          -      (45,000)           -       (45,000)

Stock issued
for loan
payment            117,159      117       77,571          -          -          -            -            -        77,688

Shares to
be issued                -        -            -          -          -     42,457            -            -        42,457

Stock options
exercised          987,500      988       43,387          -          -          -            -            -        44,375

Net loss
(restated)               -        -            -          -          -          -            -   (1,482,456)   (1,482,456)
               ----------- --------- ------------ ---------- ---------- --------- ------------- ------------ -------------







Balance at
December 31,
2004 (restated) 39,113,979    39,114   2,510,479          -    (47,356)    42,457    (187,500)   (3,407,597)   (1,050,403)

Issuance of
shares as
compensation     1,330,005     1,330     517,243          -     40,982          -           -             -       559,555

Decline in
value of
marketable
securities
available for
sale                     -        -            -          -          -          -      (8,800)           -         (8,800)

"Other-than-
temporary"
write down of
marketable
securities
available
for sale                 -        -            -          -          -          -     196,300            -        196,300

Shares issued
for convertible
debt and
interest payment   300,113      300      125,748          -          -          -            -            -       126,048

Shares
issued for
acquisitions     4,159,260    4,159    1,195,841          -          -          -            -            -     1,200,000

Stock options
exercised for
payment of
notes payable
officers           160,000      160       23,840          -          -          -            -            -        24,000

Shares committed
to be issued for
payment of
accounts payable         -        -            -          -          -      2,000            -            -         2,000

Shares committed
to be issued for
payment of
compensation             -        -            -          -          -     73,003            -            -        73,003

Shares committed
to be issued for
stock options
exercised for
payment of notes
payable - officers       -        -            -          -          -     22,200            -            -        22,200

Stock options
exercised for cash  20,000       20        2,980          -          -          -            -            -         3,000

Net loss                 -        -            -          -          -          -            -     (420,271)     (420,271)
               ----------- --------- ------------ ---------- ---------- --------- ------------- ------------ -------------
Balance at
December 31,
2005            45,083,357 $ 45,083  $ 4,376,131  $       -  $  (6,374) $ 139,660 $          -  $(3,827,868) $    726,632
               =========== ========= ============ ========== ========== ========= ============= ============ =============


           See reports of independent registered public accounting firms and notes to the consolidated financial statements.





           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                      2005           2004
                                                 -------------- --------------
                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $    (420,271) $  (1,482,456)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                    246,051        102,167
      Amortization of discount and loan
      Origination costs on convertible debt            570,863        295,597
      Change in fair value of derivative and
        warrant liabilities                         (1,300,861)      (110,636)
      Bad debt expense                                  19,439      1,395,797
      Issuance of or commitment to issue shares
        for compensation and services                  569,107        732,725
      Issuance of shares for interest                   19,987         11,688
        "other-than temporary" write-down of
        marketable securities available for sale       196,300              -
      Loss on sale of assets                            10,923              -
      Minority interest                                      -        (38,700)
  (Increase) decrease in operating assets, net
    of acquisitions:
      Accounts receivable                              131,477     (1,492,823)
      Inventories                                     (139,394)        12,699
      Prepaid expenses and other current assets         56,214       (151,132)
      Deposits                                         (17,324)        (2,499)
  Increase (decrease) in operating liabilities,
    net of acquisitions:
      Accounts payable and accrued expenses           (174,879)       632,353
      Deferred revenue                                 101,165       (125,000)
                                                 -------------- --------------
        Total adjustments                              289,068      1,262,236
                                                 -------------- --------------
        Net cash used in operating activities         (131,203)      (220,220)
                                                 -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisitions, net of cash paid      266,371              -
  Proceeds from sale of treasury shares                      -        150,904
  Advances on notes receivable                         (30,000)             -
  Proceeds from sale of assets                           9,143              -
  Acquisition of property and equipment and
    costs incurred for software development           (444,833)       (21,497)
                                                 -------------- --------------
       Net cash provided by (used in)
        investing activities                          (199,319)       129,407
                                                 -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt                             -      3,000,000
  (Increase) decrease in restricted cash             1,258,689     (1,258,689)
  Payment of debt issuance costs                             -       (311,000)
  Payments to factor                                         -       (854,301)
  Proceeds from loans                                        -        458,824
  Payment of convertible debt                         (487,932)       (93,091)
  Payment of notes payable                            (630,302)      (213,825)
  Payment on line of credit                                  -       (429,406)
  Proceeds from line of credit                               -        182,631
  Proceeds from stock options                            3,000              -
                                                 -------------- --------------
       Net cash provided by financing activities       143,455        481,143
                                                 -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (187,067)       390,330

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           643,847        253,517
                                                 -------------- --------------
CASH AND CASH EQUIVALENTS, END OF YEAR           $     456,780  $     643,847
                                                 ============== ==============





           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                        2005           2004
                                                  -------------- --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the year                     $     219,838  $     194,462
Income taxes paid during the year                 $       3,200  $       1,600


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

2005

The Company issued 1,330,005 shares of common stock for management and consulting services amounting to $496,105 during the year ended December 31, 2005.  The Company also committed to issue 290,251 shares for services amounting to $73,003.  The Company amortized prepaid legal fees paid in stock in 2004 of $40,982 during the year ended
December 31, 2005.

During the year ended December 31, 2005, the Company issued 252,525 and 47,588 shares of common stock in payment of principal and interest of $106,061 and $19,987, respectively, on the notes payable.

On March 1, 2005, the Company issued 117,664 shares amounting to $50,000 for the acquisition of ISS (see Note 19).

On March 31, 2005, the Company issued 20,000 shares of its common stock for the exercise of stock options with an exercise price of $0.15 per share for cash proceeds of $3,000.

On September 15, 2005, the Company acquired the assets of CBSi in exchange for 3,003,534 shares of common stock valued at $850,000 (see Note 19).

On October 1, 2005, the Company converted 160,000 stock options with a strike price of
$0.15 per share for a total exercise value of $24,000 as a payment against notes payable - officers.

On November 21, 2005, the Company acquired BluBat, Inc. ("BluBat") in exchange for
1,038,062 shares of common stock valued at $300,000 (see Note 19).

On December 31, 2005, the Company committed to convert 20,000 stock options with a strike price of $0.15 per share for a total exercise value of $3,000 against notes payable - officers.

On December 31, 2005, the Company committed to convert 80,000 stock options with a strike price of $0.24 per share for a total exercise value of $19,200 against notes payable - officers.

On December 31, 2005, the Company committed to issue 8,696 shares for accounts payable amounting to $2,000.





2004

During the year ended December 31, 2004, the Company issued 914,599 shares for consulting services rendered by consultants amounting to $467,783 of which $378,696 has been expensed for the year ended December 31, 2004.

The Company issued 89,355 shares for compensation amounting to $49,385.

The Company issued 150,000 shares for legal services amounting to $62,850 of which $15,493 has been expensed for the year ended December 31, 2004.

The Company issued 370,370 shares of common stock for management fees amounting to $100,000 of which $100,000 has been expensed for the year ended December 31, 2004.

The Company issued 25,000 shares for director's compensation amounting to $10,250.

The Company reclassified additional paid-in-capital of $30,487 to derivative and warrant liabilities.

The Company received $150,904 from the sale of treasury stock.

The Company issued 117,159 shares as payment of principal and interest valued at $66,000 and $11,688, respectively.

The Company issued 987,500 shares towards the exercise of stock options by officers of the Company amounting to $44,375. The amount has been offset against the notes payable to the officers.

The Company has entered into a consulting agreement under which it will issue 187,500 shares as consideration for the services to be provided under the agreement.  The
Company has issued 137,099 shares as of December 31, 2004 (included in the 914,599 shares issued for consulting during the year). The Company recorded $42,457 for the balance of shares to be issued on the accompanying financial statements.

The Company recorded derivative and warrant liabilities of $1,712,588 in 2004 upon consummation of the Laurus debt financing.


  See reports of independent registered public accounting firms and notes to the consolidated financial statements.



           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business
-----------------------

DataLogic International, Inc. ("DataLogic" or the "Company") provides communication solutions including Global Positioning System("GPS") -based mobile asset tracking, network security and secure mobile communications. The Company provides these solutions and Information Technology ("IT") outsourcing and consulting services to a wide range of U.S. and international governmental
agencies and commercial enterprises.   The Company leverages its technology
expertise, customer relationships and supplier channels to develop solutions addressing the rapidly growing GPS and communications markets.

On June 2, 2003, we acquired 51% of IPN Communications, Inc. ("IPN"). On November 5, 2004, we acquired the remaining 49% of IPN.

On January 13, 2004, the Company acquired the Machine-to-Machine ("M2M") GPS based technology and entered into the GPS mobile asset tracking business. The Company derives its GPS-based revenues from the sale of mobile tracking units, software and hardware licenses and residual income from subscriber fees.

On September 15, 2005, the Company acquired the assets of CBSi, Inc. ("CBSi") to complete its GPS based mobile asset tracking solution and further increase its distribution and client relationships (see Note 19).

On November 21, 2005, the Company acquired BluBat, Inc. ("BluBat") a provider of network design, security, management and software engineering services to further increase its communications capabilities (see Note 19).

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

DNM was formed in the first quarter of 2005 as a result of the acquisition of the assets of ISS (see Note 19). DNM is an IT solutions provider for public safety and homeland security agencies.

Restatement of Financial Statements
-----------------------------------

After reviewing the provisions of the Laurus notes, management determined that the notes included certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which required recording at their fair value. This adjustment has been reflected in the period ended December 31, 2004. The Company also made certain reclassifications.

<PAGE

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS, continued

The effect of the adjustments and reclassifications on the financial statements as of and for the year ended December 31, 2004 is as follows:

The effect of the adjustments on the consolidated balance sheet is as follows:

    Prepaid expenses and other current assets increased by $89,087.

    Long-term portion of convertible debt, net of discount decreased by $661,465.

    Derivative and warrant liabilities increased by $1,632,439.

    Additional paid in capital decreased by $892,355.

    Unamortized consulting fees decreased by $89,087.

    Accumulated deficit increased by $78,619

Consolidated Statement of Operations for the year ended December 31, 2004:

    Depreciation and amortization decreased by $106,342.

    General and administrative expenses increased by $51,834.

    Interest expense increased by $243,763.

    Change in fair value of derivative and warrant liabilities increased by $110,636.

    Net loss increased by $78,619.

Consolidated Statement of Stockholders Equity for the year ended December 31, 2004:

    The warrants and beneficial conversion feature and additional paid-in-capital were reduced by $861,868.

    Non-employee warrants reclassified to derivative and warrant liabilities increased and additional paid-in-capital decreased by $30,487.

    Unamortized consulting fees decreased by $89,087 due to reclassification to prepaid asset.

Consolidated Statement of Cash Flows for the year ended December 31, 2004:

    Depreciation and amortization decreased by $106,342.

    Amortization of discount on convertible debt increased by $295,597.

    Change in fair value of derivative and warrant liabilities decreased by $110,636.

    Issuance of or commitment to issue shares for compensation and services increased by $42,457 due to shares to be issued for service previously recorded as changes in account payable.

    Payments of loan decreased by $44,375 due to shares issued for payment of loan previously recorded as changes in account payable.

    Accounts payable decreased by $86,832 due to reclassification to issuance of or commitment to issue shares for compensation services and payments of loan described above.

Going Concern
-------------

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") , and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $3,827,868 at December 31, 2005 and a history of operating losses over the last several years. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the year ended December 31, 2005 towards management of liabilities and improvement of the Company's operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts and transactions of DataLogic International, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The minority owners interest has been reflected as minority interest in the accompanying consolidated financial statements for the year ended December 31, 2004.

Use of Estimates
----------------

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of accounts receivable, the realizability of inventories, the recoverability of long-lived assets and the valuation allowance of the deferred tax asset. Actual results could differ from those estimates.

Accounts Receivable
-------------------

Accounts receivable consists of amounts billed to customers upon performance of service or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services ($212,417 as of December 31, 2005). The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

Marketable Securities Available for Sale
----------------------------------------

The Company's securities are marketable equity securities that are classified as available for sale and, as such, are initially recorded at cost and adjusted to their fair value at each balance sheet date. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and for other purposes and accordingly, are classified as current assets in the accompanying consolidated balance sheet. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported as other comprehensive income or loss, net of tax, as a separate component of stockholders equity.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In accordance with the guidance of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Company assesses any decline in value of available-for-sale securities and non-marketable securities below cost as to whether such decline is "other than temporary". If a decline is determined to be "other than temporary" the decline is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment write down of the investment (see Note 3).

Inventories
-----------

Inventories consist of finished goods and are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with their market value and an allowance is recorded to write down the inventories to their market value, if lower. Finished goods inventories are comprised of phone, GPS and video communications products.

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

Other Assets
------------

Other assets consist of software development costs, website development costs, software licenses, loan origination costs, client lists and goodwill, and are recorded at cost.

Software development costs incurred in the development of certain products are capitalized upon reaching technological feasibility in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Licensed, or Otherwise Marketed." All other software research, development and maintenance costs are expensed in the period incurred. The Company evaluates the carrying value of such costs, on a periodic basis, by comparing such amounts to their net realizable value. Amounts in excess of net realizable value are charged to operations.

Amortization of such costs are provided over the greater of the amount computed using the straight-line method over the estimated life of each product commencing upon the initial sale of the product or the ratio of current revenues to the total of current and anticipated future revenues for the related product.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Website development costs and software licenses are recorded at cost and amortized using the straight-line method over their estimated useful lives of 3-5 years.

Loan origination costs are capitalized and amortized using the straight-line method (which approximates the effective interest method) over the term of the related debt instrument.

Client lists are recorded at their allocated fair values in purchase accounting (see Note 19) and are being amortized over their estimated useful lives of three years.

Goodwill
--------

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2005, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company's products and services will continue, which could result in an impairment of long-lived assets in the future.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Convertible Debt
----------------

The Company records its convertible debt net of the debt discount. From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to EITF Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Laurus notes entered into on June 25, 2004, since the notes are not conventional convertible debt (see Note 13). The embedded derivatives include the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company records the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options as warrants and derivative liabilities and mark them to market at each reporting date (see Note 13).

Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The derivative and warrant liabilities are recorded as liabilities in the consolidated balance sheet.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, marketable securities available for sale, accounts receivable, note receivable, accounts payable and accrued expenses, notes payable and convertible debt. Pursuant to SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of the convertible debt since instruments similar to the convertible debt could not be found. Other than this item, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

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

For sales of communication products, our revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue in the accompanying consolidated balance sheet.

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

Income Taxes
------------

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Earnings per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 46,302,567 and 43,070,204 for the years ended December 31, 2005 and 2004, respectively.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF Issue No. 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation
------------------------

The Company accounts for employee stock-based compensation under the Intrinsic Value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as opposed to the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to the provisions of APB Opinion No. 25, the Company generally does not record an expense for the value of stock-based awards granted to employees. The Company has adopted the disclosure only provisions of SFAS No. 123 (see Note 16).

Had the Company determined employee stock-based compensation cost based on a fair value model at the grant date for its employee stock options under SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts for the years ended December 31, 2005 and 2004 as follows (amounts in thousands, except per share amounts):

                                                         For the years
                                                       ended December 31,
                                                         2005        2004
                                                  ------------- -----------
           Net loss - as reported                 $       (420) $   (1,482)
           Stock-based employee compensation
             expense included in reported net
             loss, net of tax                                -           -
           Total stock-based employee
             compensation expense determined
             under fair-value-based method for
             all rewards, net of tax                    (1,123)       (559)
                                                    ----------- -----------
           Pro forma net loss                       $   (1,543) $   (2,041)
                                                    =========== ===========
           Loss per share:
           Basic and diluted, as reported           $    (0.01) $    (0.04)
           Basic and diluted, pro forma             $    (0.04) $    (0.05)

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2005 and at various times throughout the year ended December 31, 2005, the Company's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Two major customers accounted for 70% and 72% of the net revenue for the years ended December 31, 2005 and 2004, respectively. Accounts receivable from these major customers amounted to $748,921 and $1,288,959 as of December 31, 2005 and December 31, 2004, respectively.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

A significant portion of the Company's business is located in Rhode Island, California and New Mexico and is subject to economic conditions and regulations in those areas.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

The Company utilizes a limited number of suppliers for the GPS device components. The Company has alternate sources to supply its products should the need arise.

Reclassifications
-----------------

Certain amounts in the December 31, 2004 consolidated financial statements have been reclassified to conform to the December 31, 2005 presentation. Such reclassifications had no effect on the net loss as previously reported, except as disclosed in Note 1 to the consolidated financial statements.

Recent Accounting Pronouncements
--------------------------------

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement 3." This statement replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Reporting." APB Opinion No. 20 required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 generally requires retrospective application to prior period financial statements of changes in accounting principle. SFAS No. 154 is effective in the first reporting period beginning after December 15, 2005. The Company does not believe the adoption of this statement will result in a significant impact to the Company consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006. The Company will adopt SFAS 123(R) in the first fiscal quarter of 2006.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Upon adoption of SFAS No. 123(R), the Company will use the modified prospective application. Under this method, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 above to the Company's consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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


NOTE 3 - MARKETABLE SECURITIES AVAILABLE FOR SALE

The following is a summary of marketable securities available for sale as of December 31, 2005 and 2004:

                                            Adjusted
                                            Cost        Fair      Unrealized
                                            Basis       Value     Loss
                                            --------    -------   ---------
December 31, 2005                           $  7,200    $ 7,200   $      0

December 31, 2004                           $203,500    $16,000   $187,500

Unrealized holding losses for the years ended December 31, 2005 and 2004 were $8,800 and $45,000, respectively. Realized losses on the "other-than-temporary" write-down of marketable securities available for sale were $196,300 and zero for the years ended December 31, 2005 and 2004, respectively.

NOTE 4 - RESTRICTED CASH

During the year ended December 31, 2005 the Company renegotiated the terms of its convertible term note with Laurus Master Fund, Ltd. ("Purchaser") (see
Note 13). As a result, all of the $1,258,689 of the principal amount of the convertible term note that was previously held in a restricted account was released to the Company. The restricted cash account earned interest at the rate of 3.25% per annum. Interest income was $38,847 and $17,197 for the years ended December 31, 2005 and 2004, respectively.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT


Property and equipment consists of the following:

                                                   December 31,  December 31,
                                                        2005         2004
                                                   ------------  ------------
Office equipment and furniture                     $  196,313    $   30,512
Computer equipment and software                       124,536        86,567
                                                   -----------   -----------
                                                      320,849       117,079
Less accumulated depreciation                        (126,139)      (49,849)
                                                   -----------   -----------
                                                   $  194,710    $   67,230
                                                   ===========   ===========

Depreciation expense was $77,130 and $21,915 for the years ended December 31, 2005 and 2004, respectively.


NOTE 6 - SOFTWARE DEVELOPMENT COSTS AND LICENSES

Software development costs and licenses consist of the following:

                                                   December 31,  December 31,
                                                        2005         2004
                                                   ------------  ------------

Software development costs and licenses            $   633,131   $    39,000
Website development costs                                4,900         4,900
                                                   ------------  ------------
                                                   $   638,031   $    43,900
Less accumulated amortization                         (106,023)      (25,657)
                                                   ------------  ------------
                                                   $   532,008   $    18,243
                                                   ============  ============

Amortization expense was $65,253 and $28,418 for the years ended December 31, 2005 and 2004, respectively.

Future aggregate amortization of the software development costs and licenses is as follows for the years ending December 31:

      2006                                         $   200,821
      2007                                             324,708
      2008                                               6,479
                                                   ------------
      Total                                        $   532,008
                                                   ============

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LOAN ORIGINATION COSTS

Loan origination costs were as follows:


                                                   December 31,  December 31,
                                                      2005           2004
                                                   ------------  ------------

     Loan origination costs                        $   311,000   $   311,000
     Less accumulated amortization                    (155,502)      (51,834)
                                                   ------------  ------------
                                                   $   155,498   $   259,166
                                                   ============  ============

Amortization of the loan origination costs was $103,668 and $51,834 for the years ended December 31, 2005 and 2004, respectively, and is included in the general and administrative expense in the accompanying consolidated statements of operations. The net unamortized balance of loan origination costs will be written off in the first quarter of 2006 in connection with the debt modification (see Note 20).


NOTE 8 - CLIENT LISTS

Future aggregate amortization of the client lists is as follows for the years ending December 31:

      2006                                         $   244,769
      2007                                             244,769
      2008                                             244,769
                                                   ------------
      Total                                        $   734,307
                                                   ============

No amortization was recorded on the client lists as they were acquired in connection with BluBat near the end of 2005.


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                December 31,  December 31,
                                                    2005         2004
                                               -------------  ------------

      Accounts payable                         $   1,110,646  $    314,738
      Accrued sales taxes                            173,134       222,206
      Accrued interest expense                        77,649       114,164
      Accrued expenses - other                       213,982       223,244
                                               -------------  ------------
                                               $   1,575,411  $    874,352
                                               =============  ============

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - DUE TO FACTOR

The Company had a factoring and security agreement to sell certain accounts receivable at a discount of 1.75% of the face value. The Company discontinued the services of the factor as of June 30, 2004 and all the outstanding balances due to the factor have been paid in full. The outstanding balances were secured by all of the Company's accounts receivable, inventories and computer hardware. In connection with the factoring agreement, the Company incurred fees of $99,926 during the year ended December 31, 2004.

NOTE 11 - NOTES PAYABLE - OFFICERS

Notes payable to officers are unsecured, past due, payable on demand and bear interest at an annual rate of 6 percent on the unpaid principal balance. The Company repaid $122,200 ($46,200 through the conversion of stock options) of the notes payable to officers during the year ended December 31, 2005. The balance on the notes payable to the officers amounted to $9,424 and $174,624 as of December 31, 2005 and 2004, respectively. Interest expense on these notes for the years ended December 31, 2005 and 2004 amounted to $5,915 and $9,975, respectively.

NOTE 12 - NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2005:

                                                     Current    Long-term
                                                    ---------   ----------
Unsecured notes, interest rate 6%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                    150,000           -
Unsecured note, interest rate 6%, principal and
  interest payable at the end of the term,
  due and repaid on February 21, 2006                  50,800           -
Note secured by computer equipment, interest
  rate 10% payable on demand, past due and
  immediately payable                                   7,406           -
Note secured by computer equipment, interest
  rate 10% payable in  monthly installments of
  principal and interest of $1,953, due July 2007      19,263       8,026
Note secured by computer equipment, interest
  rate 10% payable in monthly installments of
  principal and interest of $4,273, due May 2007       46,764      11,691
                                                    ----------  ----------
                                                    $ 274,233   $  19,717
                                                    ==========  ==========

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - NOTES PAYABLE, continued

Notes payable consisted of the following as of December 31, 2004:

                                                     Current    Long-term
                                                    ---------   ----------
Unsecured notes, interest rate 10%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                     50,000           -
Unsecured notes, interest rate 6%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                    200,000           -
Unsecured notes, interest rate 6%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                    150,000           -
Unsecured notes, interest rate 12%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                     33,200           -
                                                    ----------  ----------
                                                    $ 433,200   $       -
                                                    ==========  ==========

Interest expense on these notes for the years ended December 31, 2005 and 2004 was $16,008 and $16,091, respectively.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - CONVERTIBLE DEBT

On June 25, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Purchaser" or "Laurus") in connection with the private placement of a convertible term note issued by the Company in the
principal amount of $3,000,000, due June 25, 2007.   The note (as amended) is
convertible into shares of the Company's common stock at conversion prices of $0.32 for the first $950,000 of aggregate principal converted and $0.60 thereafter and bears interest at the prime rate plus 2%, totaling 9.25% at December 31, 2005. Additionally, the note provisions include cashless warrants that provide for the purchase of up to 705,000 shares of common stock at exercise prices ranging from $0.73 to $0.79, until June 25, 2011. The note is secured by all the Company's assets.

On January 28, 2005, the Purchaser made available $300,000 of the principal amount held in the restricted account and the note was amended. In addition, on August 17, 2005, the Purchaser made available $950,000 of the principal amount held in the restricted account and the note was further amended. Pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," neither of the modifications were considered substantial and thus the Company did not record any gain or loss related to the amendments.

The notes include certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which have been recorded at their fair value. These features are described below, as follows:

     .  The notes conversion feature;
     . Interest on the notes is subject to downward adjustment based on our common stock price;
     . The registration rights agreement includes a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the notes or exercise of the warrants; and
     . The notes contain certain events of default, wherein we may be required to pay a default interest rate above the normal rate.

Because the Laurus notes are not conventional convertible debt, the Company is also required to record the related warrants at their fair values. The total of the Laurus-related derivative and warrant liabilities at June 25, 2004 totaled $1,712,588, which was recorded to debt discount, which will be amortized to interest expense over the term of the notes.

The Company also reclassified $30,487 related to outstanding non-employee options and warrants from additional paid-in-capital, which will be marked to market at each reporting date (see Note 16).

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - CONVERTIBLE DEBT, continued

During the year ended December 31, 2005 and 2004, the value of the warrant and derivative liabilities decreased by $1,300,861 and $110,636, respectively, which is reflected as a component of other income in the accompanying consolidated statements of operations.

The debt discount is being first offset to the extent of the long-term portion of the convertible debt and then from the current portion of the convertible debt on the consolidated balance sheet and will be amortized over the life of the debt. The Company has recorded amortization expense of $570,863 and $295,597 for the years ended December 31, 2005 and 2004, respectively.

In February 2005, 300,113 shares were issued as payment of principal and interest of $106,061 and $19,987, respectively.

The balance of the convertible debt (net of the unamortized debt discount of $846,128) as of December 31, 2005 was $1,258,418 for the current portion and $0 for the long-term portion. The balance of the convertible debt (net of the unamortized debt discount of $1,416,991) as of December 31, 2004 was $636,360 for the current portion and $787,558 for the long-term portion. The classification was based on the terms of the modified debt agreement in 2006. In addition, the balance of the unamortized debt discount will be written off in 2006 in connection with the modification of the convertible note (see Note
20).

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

                                                   2005             2004
                                            --------------     -------------
Current:
    Federal                                 $           -      $          -
    State                                           3,200             1,600
                                            --------------     -------------
                                                    3,200             1,600
                                            --------------     -------------
Deferred:
    Federal                                      (377,000)         (422,000)
    State                                        (107,000)         (124,000)
                                            --------------     -------------
                                                 (484,000)         (546,000)
Less change in valuation allowance                484,000           546,000
                                            --------------     -------------
                                                        -                 -
                                            --------------     -------------
                                            $       3,200      $      1,600
                                            ==============     =============



The deferred tax liability is as follows as of December 31,

                                                  2005              2004
                                            --------------     -------------
     Tax benefit of net operating
       loss carryforwards                   $   1,800,000      $  1,200,000
     Client list                                 (288,000)                -
     Valuation allowance                       (1,800,000)       (1,200,000)
                                            --------------     -------------
                                            $    (288,000)     $          -
                                            ==============     =============


Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income and deductions for financial statement and income tax reporting purposes and arise principally from net operating loss carryforwards, differing costs bases for amortization of intangible assets for book and tax purposes and accelerated depreciation methods used for income tax reporting.

The Company's effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due to unused net operating loss carryforwards. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

As of December 31, 2005, the Company has available net operating loss carryforwards of approximately $4,500,000 for federal and state purposes, which expire in various years through 2025 and 2015 for federal and California purposes, respectively. The Company's use of its net operating losses may be restricted in future years due to the limitations pursuant to IRC Section 382 on changes in ownership.


The following is a reconciliation of the provision for income taxes at the expected rates to the income taxes reflected in the statements of operations:

                                                        2005      2004
                                                    ----------  ----------
Tax benefit at federal statutory rate                   (34) %      (34) %
State tax benefit net of federal tax effect              (6)         (6)
Change in valuation allowance                            40          40
                                                    ----------  ----------
                                                          -  %        -  %
                                                    ==========  ==========

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases office space under operating lease agreements expiring at various dates through December 31, 2008. Rent expense related to these leases was $125,013 and $97,318 for the years ended December 31, 2005 and 2004, respectively. Minimum future rental payments under the leases are as follows for the years ending December 31:

       2006      $ 189,976
       2007         86,364
       2008         66,520
                  --------
                 $ 342,860
                 =========

As part of the purchase of certain assets of CBSi (see Note 19) the Company assumed an agreement for wireless air-time services that requires minimum future payments as follows for the years ending December 31:

       2006      $ 400,000
       2007        400,000
                 ---------
                 $ 800,000
                 =========

Indemnities and Guarantees
--------------------------

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements where the Company may be required to indemnify landlords, contracts where the Company may be required to indemnify the other party from liabilities resulting from claimed infringements of the proprietary rights of third parties, asset and stock purchase agreements where the Company may be required to indemnify the sellers for breach of representations or warranties and the Laurus agreement where the Company may be required to indemnify Laurus. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - STOCKHOLDERS' EQUITY

Common Stock
------------

During the years ended December 31, 2005 and 2004, the Company issued shares of its common stock as follows:

2005
----

The Company issued 1,330,005 shares of common stock for management and consulting services amounting to $496,104 during the year ended December 31, 2005. The Company also committed to issue 290,251 shares for services amounting to $73,003. The Company amortized prepaid legal fees paid in stock in 2004 of $40,982 during the year ended December 31, 2005.

During the year ended December 31, 2005, the Company issued 252,525 and 47,588 shares of common stock in payment of principal and interest of $106,061 and $19,987, respectively, on the notes payable.

On March 1, 2005, the Company issued 117,564 shares valued at $50,000 for the acquisition of ISS (see Note 19).

On March 31, 2005, the Company issued 20,000 shares for the exercise of stock options with an exercise price of $0.15 per share for cash proceeds of $3,000.

On September 15, 2005, the Company acquired the assets of CBSi in exchange for 3,003,534 shares of common stock valued at $850,000 (see Note 19).

On October 1, 2005, the Company issued 160,000 shares for the exercise of stock options with an exercise price of $0.15 per share for a total value of $24,000 as a payment against notes payable - officers.

On November 21, 2005, the Company acquired BluBat in exchange for 1,038,062 shares of common stock valued at $300,000 (see Note 19).

On December 31, 2005, the Company committed to issue 20,000 shares for the exercise of stock options with an exercise price of $0.15 per share for a total value of $3,000 against notes payable - officers.

On December 31, 2005, the Company committed to issue 80,000 shares for the exercise of stock options with an exercise price of $0.24 per share for a total value of $19,200 against notes payable - officers.

On December 31, 2005, the Company committed to issue 8,696 shares for accounts payable amounting to $2,000.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - STOCKHOLDERS' EQUITY, continued

2004
----

During the year ended December 31, 2004, the Company issued 914,599 shares for consulting services rendered by consultants amounting to $467,783, of which $378,696 has been expensed for the year ended December 31, 2004.

The Company issued 89,355 shares for compensation amounting to $49,385.

The Company issued 150,000 shares for legal services amounting to $62,850 of which $15,493 has been expensed for the year ended December 31, 2004.

The Company issued 370,370 shares of common stock for management fees amounting to $100,000 of which $100,000 has been expensed for the year ended December 31, 2004.

The Company issued 25,000 shares for director's compensation amounting to $10,250.

The Company reclassified $30,487 of non-employee stock options from additional paid-in-capital to derivative and warrant liabilities.

The Company received $150,904 from the sale of treasury stock.

The Company issued 117,159 shares as payment of principal and interest valued at $66,000 and $11,688, respectively.

The Company issued 987,500 shares towards the exercise of stock options by officers of the Company amounting to $44,375. The amount has been offset against the notes payable to the officers.

The Company has entered into a consulting agreement under which it will issue 187,500 shares as consideration for the services to be provided under the agreement. The Company has issued 137,099 shares as of December 31, 2004 (included in the 914,599 shares issued for consulting during the year). The Company recorded $42,457 for the balance of shares to be issued on the accompanying financial statements.

Stock Options
-------------

The Company has three stock option plans: The 2003 Stock Compensation Plan (the "2003 Plan"), the 2004 Non-Qualified Stock and Stock Option Plan (the "2004 Plan") and the 2005 Non-Qualified Stock and Stock Option Plan (the "2005 Plan").

The 2003 Plan was adopted on April 1, 2003 and reserved ten million shares of the Company's common stock for grant under the plan to directors, key employees and independent contractors who provide services to the Company. The 2003 Plan is administered by the Board of Directors. All options must be exercised within ten years of the date granted and may not be less than 100% of the fair market value of the Company's common shares on the date of grant.

Under the 2004 and 2005 Plans, two and twenty million shares, respectively, of the Company's common stock are reserved for grant to officers, directors, employees,

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - STOCKHOLDERS' EQUITY, continued

consultants and others. Both the 2004 and 2005 Plans are administered by the Compensation Committee of the Board of Directors. All options must be granted within ten years of the adoption of the plan. Additionally, any options granted to a shareholder who owns at least a ten percent interest in the Company have a maximum term of ten years. All expenses of administering the 2003, 2004 and 2005 Plans are borne by the Company.

Following is a summary of the stock option activity:

                                                                  Weighted-
                                                                   Average
                                                                  Exercise
                                                      Shares        Price
                                                    -----------  -----------

            Outstanding at January 1, 2004           1,750,000        $0.20
                Granted                              2,905,000        $0.42
                Forfeited                                    -
                Exercised                             (987,500)       $0.24
                                                    -----------
            Outstanding at December 31, 2004         3,667,500        $0.20
                Granted                              8,960,000        $0.33
                Forfeited                           (2,460,000)       $0.24
                Exercised                             (280,000)       $0.18
                                                    -----------
            Outstanding at December 31, 2005         9,887,500        $0.31
                                                    ===========
            Exercisable at December 31, 2005         5,942,750        $0.32
                                                    ===========
            Weighted average fair value of options
              granted in 2005                                         $0.33

Following is a summary of the status of options outstanding at December 31, 2005:

                         Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                             Weighted
                             Average      Weighted                 Weighted
                            Remaining     Average                  Average
                           Contractual    Exercise                 Exercise
Exercise Price    Amount  Life(in years)   Price       Amount       Price
--------------   ------- --------------- --------    ---------     --------
$ 0.06-$0.24      552,500      3.91       $  0.13      390,000     $  0.13
$ 0.23-$0.76    9,335,000      4.00       $  0.33    5,552,750     $  0.33

Following is a summary of the status of options outstanding at December 31, 2004:

                          Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                            Weighted
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
                           Contractual   Exercise                  Exercise
Exercise Price    Number      Life       Price       Number        Price
--------------   --------- -----------  ----------- ------------  -----------
$ 0.06-$0.24       762,500     4.91       $  0.13    1,387,500     $  0.13
$ 0.40-$0.76     2,905,000     5.00       $  0.56      938,750     $  0.56

No compensation cost was recognized for the years ended December 31, 2005 and 2004 as all options granted during the periods were to employees and were above fair market value of the stock on the date of grant.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - STOCKHOLDERS' EQUITY, continued

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

                                                      2005          2004
                                                      ----          -----
Risk-free interest rate                               4.47%         4.00%
Expected life of the options                          5.00 years    5.00 years
Expected volatility                                    291%          275%
Expected dividend yield                                  0             0


NOTE 17 - SEGMENT REPORTING

The Company has two reportable segments consisting of consulting services and communications. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company's reportable segments as of and for the years ended December 31, 2005 and 2004 (in thousands):

2005:

                           Consulting  Communications
                             Segment      Segment    Unallocated    Total
                          ------------- ------------ ----------- ------------
Net revenue               $     13,929  $     3,594  $        -  $    17,523

Gross profit                     1,518          635           -        2,153

Depreciation                       (29)        (114)          -         (143)

Amortization                       (43)         (60)          -         (103)

Interest expense                  (883)         (17)          -         (900)

Income (loss) before
 provision for income
 tax and minority
 interest allocation               392         (809)          -         (417)

Identifiable assets              2,722        2,869           -        5,591

Capital expenditures                60          385           -          445

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT REPORTING, continued

2004:

                           Consulting  Communications
                             Segment      Segment    Unallocated     Total
                          ------------- ------------ ------------ -----------
Revenue                   $     12,153  $     2,102   $        -  $   14,255

Gross margin                     1,938          724            -       2,662

Depreciation                        (7)         (15)           -         (22)

Amortization                        (9)         (71)           -         (80)

Interest expense                  (533)          (6)           -        (539)

Loss before provision
 for income tax and
 minority interest
 allocation                     (1,235)        (285)           -      (1,520)

Identifiable assets              3,697          364            -       4,061

Capital expenditures                 -           21            -          21


NOTE 18 - RELATED PARTY TRANSACTIONS

In 2004, the Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to the management of IPN as part of the management agreement between the Company and IPN for services that were provided in 2004. Zero and $100,000 has been expensed for the years ended December 31, 2005 and 2004, respectively. The Company also entered into a service agreement with IPN principals (current Company employees) in which the Company granted 1,500,000 options to IPN management to be vested over a period of two years. On October 1, 2005, the management agreement was terminated and 825,000 options were cancelled. Additionally, on October 1, 2005, the Company entered into a commission only sales consulting agreement with one of the IPN principals.

In November 2004, the Company issued 491,804 shares of its common stock to acquire the remaining 49% of IPN. In December 2004, the Company and the three former shareholders of IPN who received the Company shares reached an agreement to rescind the issuance of the 491,804 shares. As part of the agreement, the Company paid $10 as full consideration for the remaining 49% of IPN. The 491,804 shares have not been included in the issued and outstanding shares of the Company. In April 2005 these shares were cancelled.

The Company entered into written employment agreements with its two principal shareholders as officers of the Company on August 18, 2005 to be effective as of January 19, 2005. Under the terms of the agreements, the principals will earn an annual salary of $140,000 in 2005 and $160,000 in 2006, payable in a combination of cash and common stock over the term of the agreements. Further,

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - RELATED PARTY TRANSACTIONS, continued

they shall receive stock option grants of no less than 100,000 shares per quarter vesting over two years with an exercise price equal to the average closing price for the Company's common stock for the five trading days immediately preceding and following the grant date. The Company granted 1,800,000 options to these employees during the year ended December 31, 2005.

As part of the purchase of certain assets of CBSi (see Note 19) the Company assumed an agreement with MBSi Capital Corp., ("CBSi") an entity majority owned by a director and shareholder of the Company. Under the terms of the agreement, MBSi will provide customer and technical support for GPS clients of the Company on a per unit basis. During the year ended December 31, 2005, no payments were made under this agreement.

Notes receivable represents a $100,000 note receivable purchased by the Company in the CBSi acquisition (see Note 19) and an additional advance of $30,000 during the year ended December 31, 2005. The note is due from MBSi and is unsecured, bears interest at 7% payable annually on September 15 of each year and the principal is due September 15, 2010. The Company recorded interest income of $2,668 related to the notes during the year ended December 31, 2005.


NOTE 19 - ACQUISITIONS

ISS
---

On March 1, 2005, the Company completed the purchase of certain assets of ISS. The Company agreed to pay $50,000 in cash and $50,000 in restricted common stock of the Company for all of ISS's contracts with existing customers, customer lists and certain equipment used in ISS's information technology business. Moreover, under the agreement, the Company may pay an earn out up to $400,000, payable in the Company's restricted common stock if certain levels of revenues and net income before taxes are achieved during any consecutive twelve months following the closing. The earn out expires three years following the closing. The acquired assets are held in DNM. DNM is an IT consultancy and solutions provider for government, public safety and homeland security agencies.

The purchase price was determined in arms-length negotiations between the parties. A summary of the assets acquired and consideration is as follows:

                                             Allocated Amount
                                             ----------------

     Equipment                                  $  100,000
                                                -----------
                                                $  100,000
                                                ===========

         Consideration paid                         Amount
         ------------------                    ------------
     Restricted common stock  (117,664 shares)  $   50,000
     Cash                                           50,000
                                                -----------
                                                $  100,000
                                                ===========

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - ACQUISITIONS, continued

CBSi
-----

On September 15, 2005, the Company completed the purchase of the assets of CBSi. The Company agreed to pay $850,000 in restricted common stock of the Company for all of CBSi's net assets, contracts with existing customers, customer lists, software, intangibles and equipment used in CBSi's asset and vehicle tracking business. Moreover, under the agreement, the Company may pay an earn out of up to 20 million shares payable in restricted common stock of the Company. Under the earn out plan, the CBSi shareholders may earn shares of restricted common stock of the Company based upon certain gross profit dollars achieved during the three (3) years following the closing of the asset acquisition.

The purchase price was determined in arms-length negotiations between the parties. A summary of the net assets acquired and consideration is as follows:

                                            Allocated Amount
                                            ----------------

Cash                                         $   200,426
Notes and accounts receivable                    310,684
Inventories                                      875,655
Other assets                                      21,573
Equipment                                        154,729
Software development costs                       154,132
Client lists                                      13,528
Due to DataLogic                                (668,225)
Notes payable                                   (176,149)
Accounts payable                                 (16,228)
Deferred revenue                                 (20,125)
                                             ------------
Total                                        $   850,000
                                             ============

         Consideration paid                      Amount
         ------------------                  ------------
   Restricted common stock (3,003,534 shares)$   850,000
                                             ============

Blubat
------

On November 21, 2005, the Company completed the purchase of BluBat, Inc. The Company agreed to pay $400,000 in a combination of cash, notes payable and restricted common stock of the Company to the former shareholders of BluBat, Inc. in exchange for all of the outstanding and issued stock of BluBat, Inc. Moreover, under the agreement, the Company may pay an earn out of up to $450,000, payable in the Company's restricted common stock if certain levels of revenues and net income before taxes are achieved during any consecutive twelve months following the closing. The earn out expires two years following the closing.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - ACQUISITIONS, continued

The purchase price was determined in arms-length negotiations between the parties. A summary of the net assets acquired and consideration is as follows:

                                           Allocated Amount
                                           ----------------

Cash                                             $   115,945
Accounts receivable                                  196,166
Client lists                                         720,779
Goodwill                                             288,000
Accounts payable                                    (260,762)
Deferred revenue                                    (372,128)
Deferred tax liability                              (288,000)
                                                ------------

                                                $    400,000
                                                ============

         Consideration paid                         Amount
         ------------------                     ------------
      Cash                                      $     50,000
      Notes payable                                   50,000
      Restricted common stock (1,038,062 shares)     300,000
                                                ------------
                                                $    400,000
                                                ============

As part of the purchase the Company recorded deferred income taxes related to the book basis of acquired amortizable intangibles in the amount of $288,000.

The following unaudited pro forma combined results of operations indicate the historical results that would have been shown had ISS and BluBat operating results been included with the Company for the years ended December 31, 2005 and 2004, respectively, and the results for the period of January 31, 2005 (date of CBSi inception) through December 31, 2005 for CBSi. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred and is not necessarily indicative of future results of operations of the combined companies.

                                        For the                For the
                                       year ended             year ended
                                    December 31, 2005      December 31, 2004
                                    ------------------     ------------------
Total revenues                      $     19,642,597       $     18,286,336
                                    ==================     =================
Net loss                            $       (787,001)      $     (1,482,329)
                                    ==================     =================
Pro forma net loss per share -
 basic and diluted                  $          (0.02)       $         (0.04)
                                    ==================     =================

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - SUBSEQUENT EVENTS

On January 20, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Secured Term Note (the "New Note") in the principal amount of $3,250,000 and redeemed the $3,000,000 original principal amount under the Secured Convertible Term Note due June 25, 2007 (the "Old Note") held by Laurus (see Note 12). The New Note, which is not convertible, bears interest at the coupon rate of the prime rate plus 2.00% (or 9.25% as of January 20, 2006) and is subject to a floor interest rate of 8.00%. The New Note matures on December 31, 2007. The initial monthly principal payment of $154,761.90 is due on April 1, 2006. In connection with the sale of the New Note to Laurus, the Company issued to Laurus an option to purchase 1,560,000 shares of the Company's common stock for $.001 per share in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The redemption price of the Old Note was $2,153,091, comprising 105% of outstanding principal and accrued interest. The Company paid Laurus fees of $48,750 in connection with the New Note.

The net proceeds from the New Note will be used for the repayment in full of the Old Note and general corporate purposes. The Company has the option of prepaying the New Note, upon seven days' written notice, by paying an amount equal to 103% of the principal amount outstanding, plus accrued but unpaid interest and any and all other sums due, accrued or payable to the holder of the New Note.

The New Note is collateralized by a security interest in substantially all of the Company's assets and the assets of the Company's subsidiaries pursuant to a Master Security Agreement by and among Laurus, the Company and its subsidiaries entered into concurrently with the Agreement (the "New Master
Security Agreement") and other related security agreements.   The Company's
obligations under the New Note are guaranteed by each of its subsidiaries.

The Company is obligated to file a registration statement for the shares of common stock issuable upon exercise of the option sold to Laurus pursuant to a Registration Rights Agreement by and between Laurus and the Company entered into concurrently with the Agreement (the "New Registration Rights Agreement"). The registration statement is required to be filed within 90 days of the consummation of the transaction described above and is required to be declared effective within 150 days of the consummation of the transaction described above.

If the Company were to default on the New Note, the amount of the principal balance would increase to 130% of the then-outstanding principal and be subject to acceleration.

           DATALOGIC INTERNATIONAL INC. & SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - SUBSEQUENT EVENTS, continued

Since the modification of the New Note results in terms that, pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" are substantially different from the terms of the Old Note, the modification will be recorded in 2006 as an extinguishment of debt. A non-cash charge of approximately $900,000 will be included in the consolidated statement of operations during the first quarter of 2006, representing the amount of fees paid to Laurus to cancel the Old Note and issue the New Note, the amount of unamortized debt discount and the amount of unamortized debt issuance costs. The value of the new warrants will be recorded as a debt discount on the New Note and amortized over the New Note life.

On March 31, 2006, Laurus and the Company entered into an amendment to the New Note that defers the date of initial monthly principal payment thereunder from April 1, 2006 to May 1, 2006. The amount of the April installment will be added to the principal of the New Note to be repaid by the Company at maturity. The company issued 40,000 shares of common stock to Laurus as consideration for the amendment.

In January 2006, the Company issued 398,947 shares that were committed to be issued at December 31, 2005 (see Note 16). In February 2006, the Company issued 163,326 shares for services performed in 2006 valued at $37,565.

On March 21, 2006, the Company entered into two agreements with Monarch Bay Management Company, L.L.C. ("MBMC"): (a) an agreement for corporate development strategy and execution services and (b) an agreement for chief financial officer services. Keith Moore, our Chief Executive Officer, is a member of MBMC.

Corporate Development Services Agreement. Under the corporate development services agreement with MBMC, the Company will pay to MBMC a monthly fee of $7,000 (or $14,000 in the case of the initial payment). The monthly fee is payable $3,000 in cash and $4,000 in shares of common stock ($6,000 in cash and $8,000 in shares of common stock in the case of the initial payment). The number of shares of common stock to be issued will calculated based on the average closing price of the Company's common stock for the last ten days of each month in which the monthly fee is earned. The Company will also reimburse MBMC for certain expenses in connection with providing services. In addition, the Company will grant to MBMC on a quarterly basis commencing April 1, 2006, an option to purchase 75,000 shares (or 50,000 shares in the case of the initial grant) of common stock at an exercise price equal to 120% of the average closing price of our common stock for the last ten days of the quarter for which the option is granted; provided that if certain milestones specified in the agreement are achieved the exercise price of the options will be reduced to 100% of the average closing price of its common stock for the last ten days of the quarter for which the option is granted. The options will be
exercisable for a period of five years following the date of grant.   The
initial term of the agreement expires on December 31, 2006 and continues thereafter on a month-to-month basis unless terminated by either party.

Chief Financial Officer Services Agreement. Under the chief financial officer services agreement with MBMC, the Company will pay to MBMC a monthly fee of
$6,250 in cash.   The Company will also reimburse MBMC for certain expenses in connection with providing services to us. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On June 8, 2005, we dismissed Kabani & Company, Inc. ("Kabani"), as our independent auditor. Kabani reported on our financial statements for the fiscal year ended December 31, 2004. We are not aware of any past disagreements between us and Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no "reportable events" (as such term is defined in Item 304 of Regulation S-K) that occurred within our fiscal years ended December 31, 2004 and 2003, nor any subsequent interim period preceding the replacement of Kabani. The decision to change accountants was recommended and approved by our Board of Directors.

Effective June 3, 2005, we appointed Corbin & Company, LLP ("Corbin"), which appointment was approved by our Board of Directors, to act as our independent auditors. During our two most recent fiscal years and any subsequent interim period prior to the engagement of Corbin, neither we nor anyone on our behalf consulted with Corbin regarding either (1) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or
(2) any matter that was either the subject of a "disagreement" or a "reportable event" (each as defined in Item 304 of Regulation S-K).


ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2005. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Keith Moore, and our Chief Financial Officer, Mr. Khanh Nguyen (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2005, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.


ITEM 8B.  OTHER MATTERS

None.

                            PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and principal executive officers of the Company are as specified on the following table:

NAME                   AGE    POSITION
-----------------------------------------------------------------------------
Keith Moore             44    Chairman, Chief Executive Officer, and
                              Chief Operating Officer

Khanh D. Nguyen         41    President, Chief Financial Officer and Director

Derek K. Nguyen         42    Chief Information Officer and Director

Walt Camping            61    Executive Vice President and Director

Keith Moore has been the Company's Chairman of the Board of Directors, Chief Executive Officer, and Chief Operating Officer since January, 19, 2005. Mr. Moore was Chairman of the Board of iTechexpress, Inc. from 1999 to 2005. From 1991 till 1996, Mr. Moore served as president, Chief Operating Officer, Chief Financial Officer, director and consultant of Activision, Inc. (NASDAQ:
ATVI). Mr. Moore is a founder of International Consumer Technologies and was vice president, Chief Financial Officer and director since its inception in July 1986 until its amalgamation into Activision in December 1994. Mr. Moore earned his BS in Accounting and his Masters in Finance from Eastern Michigan University in 1982 and 1984, respectively. Mr. Moore is also a director of iTechexpress, Inc., Drug Consultants, Inc., Service Advantage International, Inc. and MT Ultimate Healthcare Corp.

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

Khanh D. Nguyen is the Company's President, Chief Financial Officer, secretary and treasurer and a member of the Board of Directors. Mr. Nguyen was appointed President, Chief Operating Officer and secretary on September 23, 2002 and held the Chief Operating Officer position until January 19, 2005. Mr. Nguyen served as the Company's Chief Financial Officer from September 23, 2002 and will continue to serve as Chief Financial Officer until April 14, 2006. Mr. Nguyen has served as DataLogic Consulting, Inc's vice president, Chief Technology Officer and board member since September 1993. From September 1999 until December 2001, Mr. Nguyen served as the president and Chief Executive Officer of KDN Securities. Mr. Nguyen has over 15 years of practical systems development and management experience. He has broad technical and business knowledge in the areas of Aerospace, Defense, Financial, Retail, Hospitality, and Transportation. He has also served as a technical consultant for Flagstar, CSX, Levi's, Charles Schwab and others where he architected and developed real-time and object-oriented intra/internet based systems. Mr. Nguyen holds a Bachelor of Science degree in Electrical Engineering from Texas A&M University. Mr. Nguyen is the brother of Derek K. Nguyen, the Company's Chief Information Officer and a member of the Board of Directors.

Walt Camping is executive vice president of the Company and a member of the board since September 15, 2005. From January 31, 2005 until September 15, 2005, Mr. Camping was the president and chairman of CBSi Holdings, Inc., an Arizona-based, privately held provider of complete vehicle and mobile asset tracking solutions for commercial and government customers. Certain assets of CBSi where purchased by the Company in September 2005. Mr. Camping is also the president and chairman of Camping Companies, Inc. a leading repossession company, positions he has held since its founding in January 1989 and president and Chairman of MBSi Capital Corp., a software development company.

Pursuant to the agreement with MBMC, William R. Abbott will become our Chief Financial Officer effective April 14, 2006. Mr. Abbott also serves as the Chief Financial Officer of MBMC (since March 2006) and as the Chief Financial Officer for Monarch Staffing, Inc., a medical staffing company (since April
2006). From February 2005 to March 2006, Mr. Abbott was a financial and accounting services consultant. From March 1997 to February 2005, he served in several capacities (including as Vice President of Finance and Treasurer) with the Newport Corporation, a public company providing advanced technology capital equipment manufacturing and service. Prior to the Newport Corporation, Mr. Abbott held financial and accounting management positions with a variety of public and private companies. Earlier in his career, Mr. Abbott was an auditor with PriceWaterhouseCoopers, LLP. He received an MBA from Pepperdine University and a B.S. in accounting from Fairfield University.

Audit Committee and Financial Expert Disclosures

Section 301 of the Sarbanes-Oxley Act of 2003, and SEC regulations implementing that provision require that public companies disclose a determination by their Board of Directors as to the existence of a financial expert on their audit committee and, if none is determined to exist, that the Board of Directors has determined that no one serving on its Board of Directors meets the qualification of a financial expert as defined in the Sarbanes-Oxley Act and implementing regulations.

As of December 31, 2005, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors serves as our audit committee. We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Changes to Procedures Regarding Nomination of Directors to the Board of
Directors

During our fiscal year ended December 31, 2005, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Code of Ethics

We do not presently have a Code of Business Conduct and Ethics. We expect to adopt such a Code prior to our annual meeting and will report the adoption of a Code of Business Conduct and Ethics on Form 8-K promptly thereafter.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the reports filed under Section 16 of the Securities Exchange Act during the last fiscal year, all required reports were timely filed except, Keith Moore, Derek K. Nguyen, and Khanh D. Nguyen were late with two form 4's each and Walt Camping filed one late Form 3.

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




                       SUMMARY COMPENSATION TABLE

                                                              Long-term
                                                            Compensation
                                                        --------------------------
                               Annual Compensation             Awards    Payouts
Name and                  --------------------------------------------------------
Principal                  Salary   Bonus  Other Annual  Stock   Options   LTIP
Position            Year     ($)     ($)   Compensation  Awards  SARs(#)   Payouts
------------------- ----- --------- ------ ------------  ------- --------- -------
<s>                 <c>   <c>       <c>    <c>           <c>     <c>       <c
Keith Moore
 Chairman,
 Chief Executive
 Officer, and
 Chief Operating
 Officer (1)        2005  $127,436   None   $        -        -  3,400,000  None

Khanh D. Nguyen
 President, Chief
 Financial Officer  2005  $145,475   None   $        -        -    900,000  None
 and Director (1)   2004  $102,500   None   $        -        -    565,000  None

Derek Nguyen
 Chief Information
 Officer and        2005  $147,244   None   $                 -    900,000  None
 Director (1)(2)    2004  $102,500   None   $        -        -    565,000  None

Walt Camping
 Executive Vice
 President and
 Director (1)       2005  $ 35,000   None   $        -        -  1,025,000  None




(1) During the year ended December 31, 2005, the Company issued 276,438 shares with a value of $76,667 to each of the Chief Executive Officer, Chief Financial Officer and Chief Information Officer and the Company issued 69,121 shares with a value of $17,500 to the Executive Vice President, which is included in the salary column. During the year ended December 31, 2004, the Company issued 136,413 shares with a value of $37,500 to each of the Chief Financial Officer and Chief Information Officer, which is included in the salary column.

(2) Derek Nguyen was Chief Executive Officer of the Company for all 2004 through January 18, 2005.

The Company entered into written employment agreements with the Chief Executive Officer, Chief Financial Officer and Chief Information Officer of the Company on August 18, 2005 to be effective as of January 19, 2005. Under the terms of the agreements, those officers will earn an annual salary of $140,000 in 2005 and $160,000 in 2006, payable in a combination of cash and common stock over the term of the agreements. Further, they shall receive stock option grants of no less than 100,000 shares per quarter vesting over two years with an exercise price equal to the average closing price for the Company's common stock for the five trading days immediately preceding and following the grant date.

Option Grants in 2005
---------------------

The following table provides details regarding stock options granted in 2005 to the Named Executive Officers:

                                      % of Total
               Number of Securities   Options Granted    Exercise
               Underlying Options     To Employees       Price
Name           Granted                In 2005            Per Share  Expiration Date
-------------  ---------------------- -----------------  ---------- ---------------
Keith Moore       2,500,000              27.9%            $0.36      March 31, 2010
Keith Moore         100,000               1.1%            $0.33      March 31, 2008
Keith Moore         500,000               5.6%            $0.23      June 30, 2008
Keith Moore         200,000               2.2%            $0.25      Sept. 30, 2008
Keith Moore         100,000               1.1%            $0.23      Dec. 30, 2008

Keith Nguyen        100,000               1.1%            $0.33      March 31, 2008
Keith Nguyen        500,000               5.6%            $0.23      June 30, 2008
Keith Nguyen        200,000               2.2%            $0.25      Sept. 30, 2008
Keith Nguyen        100,000               1.1%            $0.23      Dec. 30, 2008

Derek Nguyen        100,000               1.1%            $0.33      March 31, 2008
Derek Nguyen        500,000               5.6%            $0.23      June 30, 2008
Derek Nguyen        200,000               2.2%            $0.25      Sept. 30, 2008
Derek Nguyen        100,000               1.1%            $0.23      Dec. 30, 2008

Walt Camping      1,025,000              11.4%            $0.28      Sept. 30, 2008


                                81

<


Aggregated Option Exercises in 2005 and Year-End Option Values
--------------------------------------------------------------

The following table details the December 31, 2005 year-end estimated value of unexercised stock options of each of the Named Executive Officers:


              Number of                  Number of Securities        Value of Unexercised
              Shares                    Underlying Unexercised          In-the-Money
              Acquired on   Value        Options at Year-End:        Options at Year-End:
Name          Exercise(#) Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable
------------- ----------- ------------ ------------ -------------  -----------  -------------
Keith Moore            0  $         0   1,580,000    1,820,000      $    0      $       0
Keith Nguyen     130,000  $    19,500   1,567,625      747,375      $    0      $  19,313
Derek Nguyen     130,000  $    19,500   1,567,625      747,375      $    0      $  19,313
Walt Camping           0  $         0     307,500      717,500      $    0      $       0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 2006 by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group.


Name and Address of    Nature of             Beneficial Ownership  Percent of
Beneficial Owner (1)   Beneficial owner(1)   Number of Shares      Total (2)
--------------------   --------------------  -------------------- ------------

Derek K. Nguyen        Chief Information       9,222,319 (3)        20.20%
18301 Von Karman Ave.  Officer and Director
Suite 250
Irvine, CA 92612

Khanh D. Nguyen        President, Chief        8,025,262 (3)        17.58%
18301 Von Karman Ave.  Financial Officer,
Suite 250              Secretary, Treasurer,
Irvine, CA 92612       and Director

Walt Camping           Vice Chairman and       3,442,397 (4)         7.54%
5608 North 27th Ave.   Director
Phoenix, AZ  85017

Keith Moore            Chairman,               2,196,438 (5)         4.81%
18301 Von Karman Ave.  Chief Executive Officer
Suite 250              Chief Operating Officer
Irvine, CA 92612

All officers and
directors as a group
(four persons)                                22,886,416 (3,4,5)    50.13%

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of the Company's common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's common stock indicated as beneficially owned by them.

(2) Based upon 45,645,628 shares issued and outstanding as of March 31, 2006.

(3) Includes 1,097,500 shares issuable upon currently exercisable stock options.

(4) Includes 3,003,534 shares issued to the shareholders of CBSi in connection with the Company's acquisition of the assets of CBSi. Mr. Camping, the majority shareholder of CBSi, beneficially owns these shares. Includes 410,000 shares issuable upon currently exercisable stock options.

(5) Includes 1,920,000 shares issuable upon currently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Mr. Derek K. Nguyen, Chief Information Officer and Mr. Khanh D. Nguyen President, Chief Financial Officer, Secretary, and Treasurer are brothers and serve as Directors of our Company. Collectively, they own approximately 38% of our total outstanding common stock, on a fully diluted basis, as of the date of this Report.

The Company has a note payable to a director of the Company. The note is unsecured and has an annual percentage rate ("APR") of 12% and was due on September 30, 2003. The note has an outstanding balance of $4,712 as of December 31, 2005 and $77,813 as of December 31, 2004.

The Company has a note payable to the CIO of the Company. The note is unsecured and has an APR of 10% and was due on January 21, 2004. The note has an outstanding balance of $4,712 as of December 31, 2005 and $77,813 as of December 31, 2004.

Interest expense on these notes for the years ended December 31, 2005 and 2004 amounted to $5,915 and $9,975, respectively.

In November 2004, the Company issued 491,804 shares of its common stock to acquire the remaining 49% of IPN. In December 2004, the Company and the three former shareholders of IPN who received the Company shares reached an agreement to rescind the issuance of the 491,804 shares. As part of the agreement, the Company paid $10 as full consideration for the remaining 49% of IPN. The 491,804 shares have not been included in the issued and outstanding shares of the Company. In April 2005 these shares were cancelled. In 2004, the Company issued 370,370 shares of common stock for management fees amounting $100,000. These shares have been issued to the management of IPN as part of the management agreement between the Company and IPN for services that were provided in 2004. Zero and $100,000 has been expensed for the years ended December 31, 2005 and 2004, respectively. The Company also entered into a service agreement with IPN principals (current Company employees) in which the Company granted 1,500,000 options to IPN management to be vested over a period of two years. On October 1, 2005, the management agreement was terminated and 825,000 options were cancelled. Additionally, on October 1, 2005, the Company entered into a commission only sales consulting agreement with one of the IPN principals.

As part of the purchase of certain assets of CBSi (see Note 19) the Company assumed an agreement with MBSi Capital Corp., ("MBSi") a company majority owned by a director and executive officer of the Company. Under the terms of the agreement, MBSi will provide customer and technical support for BounceGPS clients of the Company on a per unit basis. During the year ended December 31, 2005 no payments were made under this agreement.

Notes receivable represents a $100,000 note receivable purchased by the Company in the CBSi acquisition (see Note 19) and an additional advance of $30,000 during the year ended December 31, 2005. The note is due from MBSi and is unsecured, bears interest at 7% payable annually on September 15 of
each year and the principal is due September 15, 2010.    The Company recorded
interest income of $2,668 related to the notes during the year ended December 31, 2005.

On March 21, 2006, we entered into two agreements with Monarch Bay Management Company, L.L.C. ("MBMC"): (a) an agreement for corporate development strategy and execution services and (b) an agreement for chief financial officer services. Keith Moore, our Chief Executive Officer, is a member of MBMC.

Corporate Development Services Agreement. Under the corporate development services agreement with MBMC, we will pay to MBMC a monthly fee of $7,000 (or $14,000 in the case of the initial payment). The monthly fee is payable $3,000 in cash and $4,000 in shares of our common stock ($6,000 in cash and $8,000 in shares of our common stock in the case of the initial payment). The number of shares of our common stock to be issued will calculated based on the average closing price of our common stock for the last ten days of each month in which the monthly fee is earned. We will also reimburse MBMC for certain expenses in connection with providing services to us. In addition, we will grant to MBMC on a quarterly basis commencing April 1, 2006, an option to purchase 75,000 shares (or 50,000 shares in the case of the initial grant) of our common stock at an exercise price equal to 120% of the average closing price of our common stock for the last ten days of the quarter for which the option is granted; provided that if certain milestones specified in the agreement are achieved the exercise price of the options will be reduced to 100% of the average closing price of our common stock for the last ten days of the quarter for which the option is granted. The options will be exercisable
for a period of five years following the date of grant.   The initial term of
the agreement expires on December 31, 2006 and continues thereafter on a month-to-month basis unless terminated by either party.

Chief Financial Officer Services Agreement. Under the chief financial officer services agreement with MBMC, we will pay to MBMC a monthly fee of $6,250 in
cash.   We will also reimburse MBMC for certain expenses in connection with providing services to us. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party.

ITEM 13. EXHIBITS

The exhibits required by Item 601 of Regulation S-B are identified below and attached hereto or incorporated by reference as noted in the list.

(3.1.1)   Certificate of Incorporation (1)
(3.1.2)   Certificate of Amendment to Certificate of Incorporation (1)
(3.1.3)   Certificate of Amendment to Certificate of Incorporation (2)
(3.1.4)   Certificate of Amendment to Certificate of Incorporation (2)
(3.2)     Amended and Restated By-laws (1)
(4.1) DataLogic International, Inc. 2005 Non-Qualified Stock & Stock Option Plan (3)
(4.2)     Amendment No.1 to 2005 Non-Qualified Stock & Stock Option Plan
(4.3) DataLogic International, Inc. 2004 Non-Qualified Stock & Stock Option Plan (4)
(4.4)     DataLogic International, Inc. 2003 Stock Compensation Plan (5)
(10.1) Securities Purchase Agreement dated January 20, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (6)
(10.2) Secured Term Note dated January 20, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (6)
(10.3)    Amendment No.1 to Secured Term Note dated March 31, 2006
(10.4) Registration Rights Agreement dated January 25, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (6)
(10.5) Option issued by DataLogic International, Inc. to Laurus Master Fund, Ltd. dated January 20, 2006 (6)
(10.6) Common Stock Purchase Warrant issued by DataLogic International, Inc. to Laurus Master Fund, Ltd. dated January 20, 2006 (7)
(10.7) Master Security Agreement dated January 20, 2006, by DataLogic International, Inc. and its subsidiaries. (6)
(10.8) Stock Pledge Agreement dated January 20, 2006, by and among Laurus Master Fund, Ltd., DataLogic International, Inc. and its subsidiaries. (6)
(10.9) Subsidiary Guaranty dated January 20, 2006 by the subsidiaries of DataLogic International, Inc. (6)
(10.10)   Subordination Agreement dated January 20, 2006 by and between Derek
          K. Nguyen and Khanh D. Nguyen and Laurus Master Fund, Ltd. (6)
(10.11) Agreement for Non-Competition and Earn-Out Compensation dated February 24, 2005 (8)
(10.12) Asset Purchase Agreement with CBSi Holdings, Inc. dated September 15, 2005 (9)
(10.13) Agreement for Non-Competition and Earn-Out Compensation dated September 15, 2005 (9)
(10.14)   Agreement and Plan of Merger with Blubat, Inc. dated November
          21, 2005 (10)
(10.15)   Employment Agreement with Derek Nguyen dated August 18, 2005 (11)
(10.16)   Employment Agreement with Keith Moore dated August 18, 2005 (11)
(10.17)   Employment Agreement with Khanh Nguyen dated August 18, 2005 (11)
(10.18) Letter Agreement dated March 21, 2006 with Monarch Bay Management Company L.L.C. for corporate development services (12)
(10.19) Letter Agreement dated March 21, 2006 with Monarch Bay Management Company L.L.C. for chief financial officer services (12)
(10.20)   Employment Agreement with Walt Camping dated September 15, 2005
(10.21)   MBSi Promissory Note dated December 15, 2005
(21)      Subsidiaries of DataLogic International, Inc.
(31.1)    Certification pursuant Section 302
(31.2)    Certification pursuant Section 302
(32.1)    Certification pursuant Section 906
(32.2)    Certification pursuant Section 906

(1) Filed with Form 10-SB on April 23, 1999 (File No. 000-30382)
(2) Filed with Form SB-2 on July 26, 2004
(3) Filed with Form S-8 on June 24, 2005
(4) Filed with Form S-8 on August 23, 2004
(5) Filed with Form S-8 on April 9, 2003
(6) Filed with Form 8-K dated January 25, 2006
(7) Filed with Form 8-K dated June 24, 2005
(8) Filed with Form 8-K dated March 4, 2005
(9) Filed with Form 8-K dated September 9, 2005
(10) Filed with Form 8-K dated November 23, 2005
(11) Filed with Form 10-Q on November 3, 2005
(12) Filed with Form 8-K dated March 21, 2006



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $63,000 and $22,250, respectively.

Audit Related Fees
------------------

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

Tax Fees
--------

For the fiscal years ended December 31, 2005 and December 31, 2004, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees
--------------

None.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on April 17, 2006.

      DataLogic International, Inc.,
      a Delaware corporation


      By: /s/  Keith Moore
      --------------------------------------------
      Its Chairman, Chief Executive Officer, and
      Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities in Irvine, California, on April 17, 2006

      DataLogic International, Inc.,
      a Delaware corporation


      By: /s/  Khanh D. Nguyen
      --------------------------------------------
      Its President, Chief Financial Officer and Director