Form 10QSB
period 2006-03-31
DATALOGIC INTERNATIONAL INC
filed 2006-05-22
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ---------------------
                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2006

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

    18301 Von Karman Ave, Suite 250, Irvine, California 92612
 ----------------------------------------------------------------
             (Address of principal executive offices)

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

As of May 19, 2006, there were 45,807,959 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                              INDEX


PART I.  FINANCIAL INFORMATION..............................................3

  Item 1. Consolidated Financial Statements.................................3

          Unaudited Consolidated Balance Sheet as of March 31, 2006.........3

          Unaudited Consolidated Statements of Operations -
          Three Months Ended March 31, 2006 and 2005........................4

          Unaudited Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2006 and 2005........................5

          Notes to Unaudited Consolidated Financial Statements..............7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................41

  Item 3. Controls and Procedures..........................................64

PART II.  OTHER INFORMATION................................................66

  Item 1. Legal Proceedings................................................66
  Item 2. Changes in Securities............................................66
  Item 3. Defaults upon Senior Securities..................................66
  Item 4. Submission of Matters to a Vote of Security Holders..............66
  Item 5. Other Information................................................66
  Item 6. Exhibits.........................................................66


SIGNATURES.................................................................68

                  PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     MARCH 31, 2006 AND 2005



                                                        2006          2005
                                                   ------------- -------------
                                                                  (Restated)
                       ASSETS
                       ------
CURRENT ASSETS:
   Cash and cash equivalents                       $    166,141  $    377,469
   Accounts receivable, net of allowance for
    doubtful accounts of of $16,273 and
    $115,312, respectively                            1,956,496     1,712,401
   Marketable securities available for sale              12,460         7,500
   Inventories                                          959,833       231,863
   Prepaid expenses and other current assets            289,266        82,529
                                                   ------------- -------------
     Total current assets                             3,384,196     2,411,762

RESTRICTED CASH                                               -       964,519

NOTE RECEIVABLE                                         180,000             -

PROPERTY AND EQUIPMENT, net                             184,461       158,216

OTHER ASSETS:
   Software development costs and licenses, net         464,217        14,584
   Loan origination costs, net                                -       233,249
   Client lists, net                                    674,243             -
   Goodwill                                             288,000             -
   Deposits                                              26,435         9,111
                                                   ------------- -------------
                                                   $  5,201,552  $  3,791,441
                                                   ============= =============

          LIABILITIES AND STOCKHOLDERS' DEFICIT
          -------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses           $  1,436,394  $  1,331,780
   Accrued payroll and related taxes                    487,251       356,962
   Current portion of deferred revenue                  512,765             -
   Notes payable - officers                              50,000        88,824
   Current portion of notes payable                   1,886,465       275,000
   Current portion of convertible debt                        -       769,692
                                                   ------------- -------------
     Total current liabilities                        4,372,875     2,822,258
                                                   ------------- -------------
LONG-TERM LIABILITIES:
   Notes payable, net of current portion              1,550,829             -
   Convertible debt, net of current portion and
    discount of $0 and $1,276,320 as of March 31,
    2006 and 2005, respectively                               -       633,948
   Derivative and warrant liabilities                   756,705       951,463
   Deferred tax liability                               288,000             -
   Deferred revenue, net of current portion             106,169             -
                                                   ------------- -------------
     Total long-term liabilities                      2,701,703     1,585,411
                                                   ------------- -------------
     Total liabilities                                7,074,578     4,407,669
                                                   ------------- -------------
STOCKHOLDERS' DEFICIT:
   Common stock, $0.001 par value;
    100,000,000 shares authorized; 45,645,628
    and 39,434,092 shares issued and outstanding
    at March 31, 2006 and 2005, respectively             45,645        39,434
   Additional paid-in capital                         4,751,098     2,641,156
   Shares to be issued, 122,331 and 268,884 shares
    at March 31, 2006 and 2005, respectively             35,400       142,290
   Unamortized consulting fees                           (6,374)      (38,130)
   Accumulated other comprehensive income (loss)          5,260      (196,000)
   Accumulated deficit                               (6,704,055)   (3,204,978)
                                                   ------------- -------------
     Total stockholders' deficit                     (1,873,026)     (616,228)
                                                   ------------- -------------
                                                   $  5,201,552  $  3,791,441
                                                   ============= =============


      The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           (UNAUDITED)
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                        2006          2005
                                                   ------------- -------------
                                                                   (Restated)

Net revenue                                        $  4,224,302  $  3,368,268

Cost of revenue                                       3,785,313     2,933,500
                                                   ------------- -------------

Gross profit                                            438,989       434,768
                                                   ------------- -------------

Operating expenses                                    1,680,141       674,561
                                                   ------------- -------------
Total operating expenses                              1,680,141       674,561
                                                   ------------- -------------

Loss from operations                                 (1,241,152)     (239,793)
                                                   ------------- -------------
Non-operating income (expense):
   Interest expense, net                                (87,470)     (235,364)
   Loss from debt extinguishment                     (1,337,859)            -
   Change in fair value of derivative and
    warrant liabilities                                (218,868)      680,976
   Gain from sale of property and equipment               9,962             -
                                                   ------------- -------------
     Total non-operating income (expense)            (1,634,235)      445,612
                                                   ------------- -------------

Income (loss) before provision for income tax        (2,875,387)      205,819

Provision for income tax                                    800         3,200
                                                   ------------- -------------

Net income (loss)                                    (2,876,187)      202,619

Other comprehensive income (loss):
   Temporary increase (decrease) in fair value
    of marketable securities available for sale           5,260        (8,500)
                                                   ------------- -------------

Net comprehensive income (loss)                    $ (2,870,927) $    194,119
                                                   ============= =============

Income (loss) per share - basic                    $      (0.06) $       0.01
                                                   ============= =============

Basic weighted average shares outstanding*           45,401,146    39,376,792
                                                   ============= =============

Income (loss) per share - diluted                  $      (0.06) $      (0.00)
                                                   ============= =============

Diluted weighted average shares outstanding*         45,401,146    45,645,630
                                                   ============= =============


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the quarters ended March 31, 2006.



      The accompanying notes are an integral part of these consolidated financial statements.

               DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                       2006          2005
                                                                  ------------- -------------
                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ (2,876,187) $    202,619
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Loss on extinguishment of debt                                  1,337,859             -
     Depreciation and amortization                                     142,048        12,014
     Amortization of discount and loan origination costs
      on convertible debt                                               39,801       151,294
     Change in fair value of derivative and warrant liabilities        218,868      (680,976)
     Issuance of or commitment to issue shares and options
      for compensation                                                 265,869             -
     Shares issued for interest                                              -        19,988
     Gain on sale of property and equipment                             (9,962)            -
     (Increase) decrease in operating assets, net of acquisitions:
        Accounts receivable                                            (69,991)      (81,831)
        Inventories                                                    108,742      (178,336)
        Prepaid expenses and other current assets                     (178,176)       31,447
        Deposits                                                             -             -
     Increase (decrease) in operating liabilities, net of acquisitions:
        Accounts payable and accrued expenses                         (272,540)      291,221
        Deferred revenue                                               125,516             -
                                                                  ------------- -------------
  Total adjustments                                                  1,708,034      (435,179)
                                                                  ------------- -------------
        Net cash used in operating activities                       (1,168,153)     (232,560)
                                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable                                         (50,000)            -
  Proceeds from sale of property and equipment                          24,663             -
  Acquisition of property and equipment and costs incurred for
    software development                                                (7,545)      (49,442)
                                                                  ------------- -------------
        Net cash used in investing activities                          (32,882)      (49,442)
                                                                  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                        3,250,000             -
  (Increase) decrease in restricted cash                                     -       294,170
  Proceeds from loans                                                   50,000             -
  Payment of convertible debt                                       (2,104,546)     (281,546)
  Fees paid in connection with extinguishment of debt                 (163,278)            -
  Payment of notes payable                                            (121,780)            -
  Proceeds from stock options                                                -         3,000
                                                                  ------------- -------------
        Net cash provided by financing activities                      910,396        15,624
                                                                  ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (290,639)     (266,378)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         456,780       643,847
                                                                  ------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    166,141  $    377,469
                                                                  ============= =============


          The accompanying notes are an integral part of these consolidated financial statements.



           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                    For the three months
                                                      ended March 31,
                                                      2006           2005
                                                 -------------- --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                  $      41,983  $      21,889
Income taxes paid during the period              $         800  $       2,400


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

2006

On March 31, 2006, the Company committed to issue 20,000 shares for the exercise of stock options with an exercise price of $0.15 per share and 10,000 shares for the exercise of stock options with an exercise price of $0.24 per share for a total value of $5,400 against notes payable - officers.

The Company purchased equipment valued at $11,100 in exchange for a note payable.

2005

During the three months ended March 31, 2005, the Company issued 252,525 shares of common stock for the principal repayment $106,061 of the Company's note payable.

The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business
-----------------------

DataLogic International, Inc. ("DataLogic" or the "Company") provides communication solutions including Global Positioning System ("GPS")-based mobile asset tracking, network security and secure mobile communications. The Company provides these solutions and Information Technology ("IT") outsourcing and consulting services to a wide range of U.S. and international governmental
agencies and commercial enterprises.   The Company leverages its technology
expertise, customer relationships and supplier channels to develop solutions addressing the rapidly growing GPS and communications markets.

On June 2, 2003, we acquired 51% of IPN Communications, Inc. ("IPN"). On November 5, 2004, we acquired the remaining 49% of IPN.

On January 13, 2004, the Company acquired the Machine-to-Machine ("M2M") GPS-based technology and entered into the GPS mobile asset tracking business. The Company derives its GPS-based revenues from the sale of mobile tracking units, software and hardware licenses and residual income from subscriber fees.

On September 15, 2005, the Company acquired the assets of CBSi, Inc. ("CBSi") to complete its GPS-based mobile asset tracking solution and further increase its distribution and client relationships (see Note 17).

On November 21, 2005, the Company acquired BluBat, Inc., ("BluBat") a provider of network design, security, management and software engineering services to further increase its communications capabilities.

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

DNM was formed in the first quarter of 2005 as a result of the acquisition of the assets of IS Solutions, LLC ("ISS"). DNM is an IT solutions provider for public safety and homeland security agencies.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS, continued

Basis of Presentation
---------------------

The accompanying consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for the presentation of interim financial information. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2005.

Restatement of Financial Statements
-----------------------------------

After reviewing the provisions of the Laurus notes, management determined that the notes included certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which required recording at their fair value. This adjustment has been reflected in the period ended March 31, 2005. The Company also made certain reclassifications.

The effect of the adjustments and reclassifications on the financial statements as of and for the three months ended March 31, 2005 is as follows:

The effect of the adjustments on the consolidated balance sheet is as follows:

    Long-term portion of convertible debt, net of discount, decreased by $573,014.

    Derivative and warrant liabilities increased by $951,463.

    Additional paid-in capital decreased by $892,356.

    Accumulated deficit decreased by $513,906.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS, continued

Consolidated Statement of Operations for the three months ended March 31, 2005:

    Interest expense increased by $88,451.

    Change in fair value of derivative and warrant liabilities increased by $680,976.

    Net loss decreased by $592,525, resulting in net income of $202,619.

Consolidated Statement of Cash Flows for the three months ended March 31, 2005:

    Net loss decreased by $592,525, resulting in net income of $202,619.

    Amortization of discount on convertible debt increased by $88,452.

    Change in fair value of derivative and warrant liabilities decreased by $680,976.

Going Concern
-------------

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $6,704,055 at March 31, 2006 and a history of operating losses over the last several years. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the three months ended March 31, 2006 towards management of liabilities and improvement of the Company's operations.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


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

Cash Equivalents
----------------

For purposes of the statements of cash flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Accounts receivable consists of amounts billed to customers upon performance of service or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services ($439,986 as of March 31, 2006). The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


Marketable Securities Available for Sale
----------------------------------------

The Company's securities are marketable equity securities that are classified as available for sale and, as such, are initially recorded at cost and adjusted to their fair value at each balance sheet date. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and for other purposes and accordingly, are classified as current assets in the accompanying consolidated balance sheet. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported as other comprehensive income or loss, net of tax, as a separate component of stockholders' equity.

In accordance with the guidance of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Company assesses any decline in value of available-for-sale securities below cost as to whether such decline is "other than temporary". If a decline is determined to be "other than temporary" the decline is recorded as a reduction of the cost basis of the security and is included in the statement of operations as an impairment write down of the investment (see Note 3).

Inventories
-----------

Inventories consist of finished goods and are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with their market value and an allowance is recorded to write down the cost of inventories to their market value, if lower. Finished goods inventories are comprised of phone, GPS and video communications products.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Website development costs and software licenses are recorded at cost and amortized using the straight-line method over their estimated useful lives of 2-5 years.

Loan origination costs are capitalized and amortized using the straight-line method (which approximates the effective interest method) over the term of the related debt instrument.

Client lists are recorded at their allocated fair values in purchase accounting (see Note 17) and are being amortized over their estimated useful lives of three years.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2006, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company's products and services will continue, which could result in an impairment of long-lived assets in the future.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Laurus notes entered into on June 25, 2004, since the notes are either not conventional convertible debt or the warrants require registration (see Note 12). The embedded derivatives include the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants and derivative liabilities and mark them to market at each reporting date (see Note 12).

Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The derivative and warrant liabilities are recorded as long-term liabilities in the consolidated balance sheets.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


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

For sales of communication products, our revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue in the accompanying consolidated balance sheets.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Earnings per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 45,645,630 and 44,316,085 for the three months ended March 31, 2006 and 2005, respectively.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's consolidated statements of operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended March 31, 2006, of approximately 5% was based on historical forfeiture experience. The estimated pricing term of option grants for the first three months of 2006 was 5.0 years. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three months ended March 31, 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)
---------------------------------------------------

The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The fair value calculations are based on the following assumptions:

                                                      2006        2005
                                                      ----        -----
Risk-free interest rate                               4.86%       4.50%
Expected life of the options                          5.00 yrs    5.00 yrs
Expected volatility                                    297%        276%
Expected dividend yield                                  0           0

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the three months ended March 31, 2006 which was allocated as follows:

                                                  Three Months Ended March 31,
                                                              2006
                                                  ----------------------------
                                                                  APB Opinion
                                                  SFAS No. 123(R)    No. 25
                                                  -------------- -------------

Net loss                                          $  (2,876,187) $ (2,635,425)
                                                  ============== =============
Loss per share, basic and diluted                 $       (0.06) $      (0.06)
                                                  ============== =============
As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net loss for the three months ended March 31, 2006 was $2,876,187. The Company's net loss for the three months ended March 31, 2006 was $240,762 higher than it would have been if it had continued to account for share-based compensation under APB Opinion No. 25. There was no change in Company's net loss per common share, basic and diluted, for the three months ended March 31, 2006 due to the adoption of SFAS No. 123(R).

A summary of option activity under the Company's stock equity plans during the three months ended March 31, 2006 is as follows:

        Outstanding at December 31, 2005                     9,887,500
                Granted                                        450,000
                Forfeited                                      (52,000)
                Exercised                                      (30,000)
                                                            -----------`
        Outstanding at March 31, 2006                       10,255,500
                                                            ===========

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

Following is a summary of the status of options outstanding at March 31, 2006:


                         Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                            Weighted
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
                           Contractual   Exercise                  Exercise
Exercise Price    Number     Life        Price       Number        Price
--------------   --------- -----------  ----------- ------------  -----------
$ 0.06-$0.24       552,500     4.66       $  0.13      390,000     $  0.13
$ 0.23-$0.76     9,703,000     4.75       $  0.33    5,552,750     $  0.33
-----------------------------------------------------------------------------

The per share weighted average fair value of options granted during the three months ended March 31, 2006 was $0.23.

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared.

The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options.

Pro forma results are as follows:
                                                                  (Restated)
                                                                  -----------
Net income, as reported                                           $  202,619
Less: Share-based employee compensation determined
under the fair value method net of related tax - pro forma          (268,279)
                                                                  -----------
Net loss - pro forma                                              $ ( 65,660)
                                                                  ===========
Earnings per share - basic, as reported                           $     0.01
                                                                  ===========
Loss per share - basic, pro forma                                 $        -
                                                                  ===========
Loss per share - diluted, as reported                             $        -
                                                                  ===========
Loss per share - diluted, pro forma                               $        -
                                                                  ===========

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 31, 2006 and at various times throughout the three months ended March 31, 2006, the Company's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Two major customers accounted for 73% and 90% of the net revenue for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from these major customers amounted to $525,656 and $975,000 as of March 31, 2006 and 2005, respectively.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 3 - MARKETABLE SECURITIES AVAILABLE FOR SALE

The following is a summary of marketable securities available for sale as of March 31, 2006 and 2005:

                                           Adjusted
                                           Cost        Fair      Unrealized
                                           Basis       Value     Gain (Loss)
                                           ----------  --------- -----------
March 31, 2006                             $   7,200   $ 12,460  $    5,260

March 31, 2005                             $ 203,500   $  7,500  $ (196,000)

The increase in the value of marketable securities available for sale for the three months ended March 31, 2006 was $5,260. Unrealized holding losses for the three months ended March 31, 2005 were $8,500.

NOTE 4 - RESTRICTED CASH

In connection with the Company's private placement of a convertible term note with Laurus Master Fund, Ltd. ("Purchaser"), (see Note 12) as of March 31, 2005, $964,519 of the principal amount of the convertible term note was held in a restricted account by the Company but under the sole dominion and control of the Purchaser as security for the Company's and its subsidiaries' obligations under the Securities Purchase Agreement and related agreements. The restricted cash account earned interest at the rate of 3.25% per annum and the Company earned $5,855 in interest income from the restricted cash account for the quarter ended March 31, 2005. All cash in the restricted account was released to the Company during the second quarter of 2005.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 5 - PROPERTY AND EQUIPMENT


Property and equipment consists of the following:

                                                      March 31,    March 31,
                                                        2006         2005
                                                   ------------  ------------
Office equipment and furniture                     $   215,672   $   104,730
Computer equipment and software                        111,537       111,791
                                                   ------------  ------------
                                                       327,209       216,521
Less accumulated depreciation                         (142,748)      (58,305)
                                                   ------------  ------------
                                                   $   184,461   $   158,216
                                                   ============  ============

Depreciation expense was $13,148 and $8,355 for the three months ended March 31, 2006 and 2005, respectively.


NOTE 6 - SOFTWARE DEVELOPMENT COSTS AND LICENSES

Software development costs and licenses consist of the following:

                                                      March 31,    March 31,
                                                        2006         2005
                                                   ------------  ------------

Software development costs and licenses            $   634,177   $    39,000
Website development costs                                4,900         4,900
                                                   ------------  ------------
                                                       639,077        43,900
Less accumulated amortization                         (174,860)      (29,316)
                                                   ------------  ------------
                                                   $   464,217   $    14,584
                                                   ============  ============

Amortization expense was $68,836 and $3,659 for the three months ended March 31, 2006 and 2005, respectively.

Future aggregate amortization of the software development costs and licenses is as follows for the years ending December 31:

      2006 (9 months)                              $   190,708
      2007                                             273,509
                                                   ------------
      Total                                        $   464,217
                                                   ============

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 7 - LOAN ORIGINATION COSTS

Loan origination costs were as follows:

                                                    March 31,      March 31,
                                                       2006          2005
                                                   ------------  ------------
     Loan origination costs                        $   311,000   $   311,000
     Less accumulated amortization                    (311,000)      (77,751)
                                                   ------------  ------------
                                                   $         0   $   233,249
                                                   ============  ============

Amortization of the loan origination costs was $8,521 and $25,917 for the quarters ended March 31, 2006 and 2005, respectively, and is included in interest expense in the accompanying consolidated statements of operations. The net unamortized balance of loan origination costs was written off in the first quarter of 2006 in connection with the debt modification (see Note 12) and is reflected as a component of the loss on extinguishment of debt in the accompanying consolidated statement of operations for the three months ended March 31, 2006.


NOTE 8 - CLIENT LISTS

Client lists resulted from the acquisitions of CBSi and Blubat (see Note 17) and consist of the following:


                                                    March 31,      March 31,
                                                       2006          2005
                                                   ------------  ------------

     Client lists                                  $   734,307   $         -
     Less accumulated amortization                     (60,064)            -
                                                   ------------  ------------
                                                   $   674,243   $         -
                                                   ============  ============

Amortization of client lists was $60,064 for the three months ended March 31, 2006.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 8 - CLIENT LISTS, continued

Future aggregate amortization of the client lists is as follows for the years ending December 31:

      2006 (9 months)                              $   184,705
      2007                                             244,769
      2008                                             244,769
                                                   ------------
      Total                                        $   674,243
                                                   ============


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                  March 31,     March 31,
                                                    2006          2005
                                               -------------  ------------

      Accounts payable                         $   1,094,529  $    882,843
      Accrued sales taxes                            195,951       166,882
      Accrued interest expense                        59,152       135,566
      Accrued expenses - other                        86,762       146,489
                                               -------------  ------------
                                               $   1,436,394  $  1,331,780
                                               =============  ============

NOTE 10 - NOTES PAYABLE - OFFICERS

Notes payable to officers are unsecured, payable on demand and bear interest at an annual rate of 6 percent on the unpaid principal balance. The Company repaid $9,424 (through the conversion of stock options) of the notes payable to officers during the three months ended March 31, 2006. The balance on the notes payable to the officers amounted to $50,000 and $88,824 as of March 31, 2006 and 2005, respectively. Interest expense on these notes for the three months ended March 31, 2006 and 2005 amounted to $500 and $1,523, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 11 - NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2006:

                                                       Current     Long-term
                                                      ----------- -----------
Note secured by all assets, interest rate of
  prime plus 2% (totaling 9.75% as of March 31,
  2006) payable in  monthly principal installments
  of $154,762, plus interest, due December 2007
  (see Note 12)                                       $ 1,702,382 $ 1,547,618
Unsecured notes, interest rate 6%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                        100,000           -
Note secured by delivery van, interest rate 12%
  payable in  monthly installments of principal
  and interest of $1,225, due March 2007                   11,100           -
Note secured by computer equipment, interest
  rate 10% payable on demand, past due and
  immediately payable                                       6,956           -
Note secured by computer equipment, interest
  rate 10% payable in  monthly installments of
  principal and interest of $1,953, due July 2007          19,263       3,211
Note secured by computer equipment, interest
  rate 10% payable in monthly installments of
  principal and interest of $4,273, due May 2007           46,764           -
                                                      ----------- -----------
                                                      $ 1,886,465 $ 1,550,829
                                                      =========== ===========

Notes payable consisted of the following as of March 31, 2005:

                                                       Current     Long-term
                                                      ----------- -----------
Unsecured notes, interest rate 10%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                        25,000           -
Unsecured notes, interest rate 6%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                       100,000           -
Unsecured notes, interest rate 6%, interest
  payable at the end of the term or on demand,
  past due and immediately payable                       150,000           -
                                                      ----------- -----------
                                                      $  275,000  $        -
                                                      =========== ===========

Interest expense (net of amortization of the debt discount and loan origination costs) on these notes for the three months ended March 31, 2006 and 2005 was $47,169 and $ 4,491 respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 12 - CONVERTIBLE DEBT

On January 20, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Secured Term Note (the "New Note") in the principal amount of $3,250,000 and redeemed the $3,000,000 original principal amount under the Secured Convertible Term Note which had an original maturity date of June 25, 2007 (the "Old Note") held by Laurus. The New Note, which is not convertible, bears interest at the coupon rate of the prime plus 2.00% (or 9.75% as of January 20, 2006) and is subject to a floor interest rate of 8.00%. The New Note matures on December 31, 2007. The initial monthly principal payment of $154,762 was due on April 1, 2006. On March 31, 2006, the New Note was amended to defer the date of initial monthly principal payment thereunder from April 1, 2006 to May 1, 2006. The amount of the April installment will be added to the principal of the New Note to be repaid by the Company at maturity. On April 29, 2006, the Company issued 40,000 shares of common stock to Laurus as consideration for the amendment, valued at $9,200, which will be recorded in the second quarter of 2006.

In connection with the sale of the New Note to Laurus, the Company issued to Laurus an option to purchase 1,560,000 shares of the Company's common stock for $0.001 per share in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The value of these options was $390,000 on January 20, 2006 and was recorded as a component of the loss on extinguishment of debt in the accompanying consolidated statement of operations for the three months ended March 31, 2006. The options are marked to market at each reporting date.

The redemption price of the Old Note was $2,153,091, comprising 105% of outstanding principal and accrued interest, plus fees paid to Laurus of $48,750 in connection with the New Note and $12,000 of expenses paid to third parties related to the redemption.

The net proceeds from the New Note were used for the repayment in full of the Old Note and general corporate purposes. The Company has the option of prepaying the New Note, upon seven days' written notice, by paying an amount equal to 103% of the principal amount outstanding, plus accrued but unpaid interest and any and all other sums due, accrued or payable to the holder of the New Note.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 12 - CONVERTIBLE DEBT, continued

The Company is obligated to file a registration statement for the shares of common stock issuable upon exercise of the options sold to Laurus under both the Old Note and the New Note, pursuant to a Registration Rights Agreement by and between Laurus and the Company entered into concurrently with the Agreement (the "New Registration Rights Agreement"). The registration statement is required to be filed by June 15, 2006 and is required to be declared effective by August 15, 2006.

If the Company were to default on the New Note, the amount of the principal balance would increase to 130% of the then-outstanding principal and be subject to acceleration.

Since the modification of the New Note results in terms that, pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" are substantially different from the terms of the Old Note, the modification was recorded as an extinguishment of debt. A charge of $1,337,859 was recorded in the consolidated statement of operations during the three months ended March 31, 2006, representing the amount of fees paid to Laurus ($151,278) and third parties ($12,000) to cancel the Old Note and issue the New Note, the amount of unamortized debt discount ($818,848), the amount of unamortized debt issuance costs ($146,977) and the amount associated with the options issued to Laurus in connection with the sale of the New Note ($390,000), less the fair value of the derivative and warrant liabilities associated with the conversion feature of the Old Note ($181,244).

The Old Note was entered into on June 25, 2004 with Laurus in connection with a private placement of a convertible term note issued by the Company in the principal amount of $3,000,000, due June 25, 2007. The Old Note (as amended) was convertible into shares of the Company's common stock at conversion prices of $0.32 for the first $950,000 of aggregate principal converted and $0.60 thereafter and bore interest at the prime rate plus 2%, totaling 9.75% at March 31, 2006. Additionally, the Old Note provisions include cashless warrants that provide for the purchase of up to 705,000 shares of common stock at exercise prices ranging from $0.73 to $0.79, until June 25, 2011. The Old Note was secured by all the Company's assets.

On January 28, 2005, the Purchaser made available $300,000 of the principal amount held in the restricted account and the Old Note was amended. In addition, on August 17, 2005, the Purchaser made available $950,000 of the principal amount held in the restricted account and the Old Note was further amended. Pursuant to EITF Issue No. 96-19, neither of the modifications were considered substantial and thus the Company did not record any gain or loss related to the amendments.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 12 - CONVERTIBLE DEBT, continued

The Old Notes included certain features that were considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which were recorded at their fair value. These features are described below, as follows:

     .  The notes' conversion feature;
     . Interest on the notes was subject to downward adjustment based on our common stock price;
     . The registration rights agreement included a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the notes or exercise of the warrants; and
     . The notes contained certain events of default, wherein the Company may be required to pay a default interest rate above the normal rate.

Because the Old Notes were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total of the Laurus-related derivative and warrant liabilities at June 25, 2004 totaled $1,712,588, which was recorded to debt discount, and has been amortized to interest expense through the redemption date of the Old Note. The debt discount was offset against the long-term portion of the Old Note on the consolidated balance sheet. The balance of the unamortized debt discount of $818,848 was written off in January 2006 in connection with the redemption of the Old Note and is included in the loss on extinguishment of debt in the consolidated statement of operations for the three months ended March 31, 2006. The Company has recorded amortization expense of $31,280 and $140,761 for the three months ended March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006 and 2005, the value of the warrant and derivative liabilities increased by $218,868 and decreased by $680,976, respectively, which is reflected as a component of other income (expense) in the accompanying consolidated statements of operations.

In February 2005, 300,113 shares were issued as payment of principal and interest on the Old Note of $106,061 and $19,987, respectively.

The balance of the New Note as of March 31, 2006 was $1,950,000 and $1,300,000 for the current and long-term portions, respectively. The balance of the Old Note (net of the unamortized debt discount of $1,276,320) as of March 31, 2005 was $769,692 for the current portion and $633,948 for the long-term portion.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases office space under operating lease agreements expiring at various dates through December 31, 2008. Rent expense related to these leases was $45,875 and $39,459 for the three months ended March 31, 2006 and 2005, respectively. Minimum future rental payments under the leases are as follows for the years ending December 31:

       2006 (9 months)      $ 135,058
       2007                    86,364
       2008                    66,520
                            ----------
                            $ 287,942
                            ==========

As part of the purchase of certain assets of CBSi (see Note 17) the Company assumed an agreement for wireless air-time services that requires minimum future payments as follows for the years ending December 31:

       2006                 $ 400,000
       2007                   400,000
                            ----------
                            $ 800,000
                            ==========

The Company has used air-time valued at $26,000_for the three months ended March 31, 2006, resulting in a minimum payment of $374,000 for the remainder of 2006.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE 13 - COMMITMENTS AND CONTINGENCIES, continued

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheets.


NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock
------------

During the three months ended March 31, 2006 and 2005, the Company issued shares of its common stock as follows:

2006
----

The Company issued 453,575 shares of common stock for management and consulting services amounting to $110,567 during the three months ended March 31, 2006. The Company also committed to issue 92,331 shares for services amounting to $30,000.

During the three months ended March 31, 2006, the Company issued 80,000 shares of its common stock that were committed to be issued as of December 31, 2005 for the exercise of stock options with an exercise price of $0.24 per share for cash proceeds of $19,200 in 2005 and the Company issued 20,000 shares of its common stock that were committed to be issued as of December 31, 2005 for the exercise of stock options with an exercise price of $0.15 per share for cash proceeds of $3,000 in 2005.

During the three months ended March 31, 2006, the Company issued 8,696 shares that were committed to be issued as of December 31, 2005 for accounts payable amounting to $2,000.

On March 31, 2006, the Company committed to issue 20,000 shares for the exercise of stock options with an exercise price of $0.15 per share and 10,000 shares for the exercise of stock options with an exercise price of $0.24 per share for a total value of $5,400 against notes payable - officers.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 14 - STOCKHOLDERS' EQUITY, continued

2005
----

During the three months ended March 31, 2005, the Company committd to issue 20,000 shares for the exercise of stock options totaling $3,000.

During the three months ended March 31, 2005, the Company issued 252,525 shares of common stock for the principal repayment $106,061 of the Company's note payable.

On March 31, 2005, the Company issued 117,564 shares valued at $50,000 for the acquisition of ISS (see Note 17).

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 14 - STOCKHOLDERS' EQUITY, continued

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

                                                        2006        2005
                                                        -----       -----
Risk-free interest rate                                 4.86%       4.50%
Expected life of the options                            5.00 yrs    5.00 yrs
Expected volatility                                      297%        276%
Expected dividend yield                                    0           0


NOTE 15 - SEGMENT REPORTING

The Company has two reportable segments consisting of consulting services and communications. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company's reportable segments as of and for the three months ended March 31, 2006 and 2005 (in thousands):

2006:
                           Consulting  Communications
                             Segment      Segment    Unallocated    Total
                          ------------- ------------ ----------- ------------
Net revenue               $      3,128  $     1,096  $        -  $     4,224

Gross profit                       254          185           -          439

Depreciation                        (4)          (9)          -          (13)

Amortization                       (51)         (78)          -         (129)

Interest expense, net              (82)          (5)          -          (87)

Loss before provision
 for income tax                 (2,176)        (699)          -       (2,875)

Identifiable assets              2,499        2,703           -        5,202

Capital expenditures                 -            8           -            8

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 15 - SEGMENT REPORTING, continued

2005:

                              Consulting Communications
                                Segment      Segment    Unallocated    Total
                             ------------ ------------- ----------- ---------
Revenue                      $     3,285  $        83   $       -   $  3,368

Gross profit                         403           32           -        435

Depreciation                          (4)          (4)          -         (8)

Amortization                          (0)          (4)          -         (4)

Interest expense, net               (251)          (2)          -       (253)

Income (loss) before provision
 for income tax                      285          (79)          -       (206)

Identifiable assets                3,641          150           -      3,791

Capital expenditures                  49            -           -         49


NOTE 16 - RELATED PARTY TRANSACTIONS

In 2004 the Company entered into a service agreement with IPN principals (current Company employees) in which the Company granted 1,500,000 options to IPN management to be vested over a period of two years. On October 1, 2005, the management agreement was terminated and 825,000 options were cancelled. Additionally, on October 1, 2005, the Company entered into a commission only sales consulting agreement with one of the IPN principals.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 16 - RELATED PARTY TRANSACTIONS, continued

Further, they shall receive stock option grants of no less than 100,000 shares per quarter vesting over two years with an exercise price equal to the average closing price for the Company's common stock for the five trading days immediately preceding and following the grant date. The Company granted 300,000 and 200,000 options to these employees during the three months ended March 31, 2006 and March 31, 2005, respectively.

As part of the purchase of certain assets of CBSi (see Note 17) the Company assumed an agreement with MBSi Capital Corp., ("CBSi") an entity majority owned by a director and shareholder of the Company. Under the terms of the agreement, MBSi will provide customer and technical support for GPS clients of the Company on a per unit basis. This agreement was terminated on March 31, 2006. During the three months ended March 31, 2006, no payments were made under this agreement.

Note receivable represents a $100,000 note receivable purchased by the Company in the CBSi acquisition (see Note 17) and an additional advance of $30,000 during the year ended December 31, 2005 and $50,000 during the three months ended March 31, 2006. The note is due from MBSi and is unsecured, bears interest at 7% payable annually on September 15 of each year and the principal is due September 15, 2010. The Company recorded interest income of $3,107 and $ 0 related to the note during the three months ended March 31, 2006 and 2005, respectively.

On March 21, 2006, the Company entered into two agreements with Monarch Bay Management Company, L.L.C. ("MBMC"): (a) an agreement for corporate development strategy and execution services and (b) an agreement for chief financial officer services. Keith Moore, our Chief Executive Officer, is a member of MBMC.

Corporate Development Services Agreement. Under the corporate development services agreement with MBMC, the Company will pay to MBMC a monthly fee of $7,000 (or $14,000 in the case of the initial payment). The monthly fee is payable $3,000 in cash and $4,000 in shares of common stock ($6,000 in cash and $8,000 in shares of common stock in the case of the initial payment). The number of shares of common stock to be issued will calculated based on the average closing price of the Company's common stock for the last ten days of each month in which the monthly fee is earned. The Company will also reimburse MBMC for certain expenses in connection with providing services. In addition, the Company will grant to MBMC on a quarterly basis commencing April 1, 2006, an option to purchase 75,000 shares (or 50,000 shares in the case of the initial grant) of common stock at an exercise price equal to 120% of the average closing price of the Company's common stock for the last ten days of the quarter for which the option is granted; provided that if certain milestones specified in the agreement are achieved the exercise price of the options will be reduced to 100% of the average closing price of the Company's common stock for the last ten days of the quarter for which the option is

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 16 - RELATED PARTY TRANSACTIONS, continued

granted. The options will be exercisable for a period of five years following the date of grant. The initial term of the agreement expires on December 31, 2006 and continues thereafter on a month-to-month basis unless terminated by either party.

Chief Financial Officer Services Agreement. Under the chief financial officer services agreement with MBMC, the Company will pay to MBMC a monthly fee of $6,250 in cash. The Company will also reimburse MBMC for certain expenses in connection with providing services to it. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party.

During the three months ended March 31, 2006, the Company incurred $2,083 in connection with the above agreements.


NOTE 17 - ACQUISITIONS

ISS
---

On March 1, 2005, the Company completed the purchase of certain assets of ISS. The Company agreed to pay $50,000 in cash and $50,000 in restricted common stock of the Company for all of ISS's contracts with existing customers, customer lists and certain equipment used in ISS's information technology business. Moreover, under the agreement, the Company may pay an earn out up to $400,000, payable in the Company's restricted common stock if certain levels of revenues and net income before taxes are achieved during any consecutive twelve months following the closing. The earn out expires three years following the closing. No earn outs were payable during the three months ended March 31, 2006. The acquired assets are held in DNM. DNM is an IT consultancy and solutions provider for government, public safety and homeland security agencies.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 17 - ACQUISITIONS, continued

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
                                                ===========

CBSi
-----

On September 15, 2005, the Company completed the purchase of the assets of CBSi. The Company agreed to pay $850,000 in restricted common stock of the Company for all of CBSi's net assets, contracts with existing customers, customer lists, software, intangibles and equipment used in CBSi's asset and vehicle tracking business. Moreover, under the agreement, the Company may pay an earn out of up to 20 million shares payable in restricted common stock of the Company. Under the earn out plan, the CBSi shareholders may earn shares of restricted common stock of the Company based upon certain gross profit dollars achieved during the three (3) years following the closing of the asset acquisition. No earn outs were payable during the three months ended March 31, 2006.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 17 - ACQUISITIONS, continued

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
                                             ============

Blubat
------

On November 21, 2005, the Company completed the purchase of BluBat, Inc. The Company agreed to pay $400,000 in a combination of cash, notes payable and restricted common stock of the Company to the former shareholders of BluBat, Inc. in exchange for all of the outstanding and issued stock of BluBat, Inc. Moreover, under the agreement, the Company may pay an earn out of up to $450,000, payable in the Company's restricted common stock if certain levels of revenues and net income before taxes are achieved during any consecutive twelve months following the closing. The earn out expires two years following the closing. No earn outs were payable during the three months ended March 31, 2006.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 17 - ACQUISITIONS, continued

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 18 - SUBSEQUENT EVENTS

On May 15, 2006, Laurus and the Company entered into an amendment to New Registration Rights Agreement extending the filing date of the registration statement until June 15, 2006 and the date of effectiveness until August 15, 2006.

In April 2006, the Company issued 40,000 shares, valued at $9,200 to Laurus as consideration for the amendment to the New Note that defers the date of initial monthly principal payment thereunder from April 1, 2006 to May 1, 2006.

In April 2006, the Company issued 122,231 shares that were committed to be issued at March 31, 2006 (see Note 14).

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

We operate and manage two strategic business segments. Our segments and their principal activities are:

Communications
--------------
Our communications segment addresses the mobile asset tracking and secured mobile communications markets. Our Panther Trak mobile asset tracking device utilizes digital cellular networks and the GPS to enable a broad range of customer-defined options in keeping track of valuable vehicular assets. Our BounceGPS solution, launched in 2005, combines Panther Trak, wireless communications, GPS technology, hosted software applications and Internet technologies to deliver an end-to-end customer solution for mobile asset tracking.

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

Results of Operations
---------------------

Comparison of the three months ended March 31, 2006 to three months ended March 31, 2005

Net Revenue

Consulting Segment

The net revenues for the three months ended March 31, 2006 decreased $157,000 or 4.7% to $3,128,000 as compared to net revenues of $3,285,000 for the three months ended March 31, 2005. The decrease in revenues was due to a decrease in staff placed in the first quarter of 2006 vs. 2005.

Communications Segment

The net revenues for the three months ended March 31, 2006 increased $1,013,000 to $1,096,000 as compared to net revenues of $83,000 for the three months ended March 31, 2005. The increase in revenues was due to increases in BounceGPS and video communications product and service sales.

Gross Profit

Consulting Segment

The gross profit for the three months ended March 31, 2006 decreased $149,000 or 37.0% to $254,000 as compared to the gross profit of $403,000 for the three months ended March 31, 2005. The decrease was due to an increase in workers compensation and unemployment tax rates.

Communications Segment

The gross profit for the three months ended March 31, 2006 increased $153,000 or 478% to $185,000 as compared to the gross profit of $32,000 for the three months ended March 31, 2005. The increase in gross profit was due to increased revenue in BounceGPS and video communications product and service sales.

Operating Expenses

Consulting Segment

The operating expenses for the three months ended March 31, 2006 were $801,000 as compared to the operating expenses of $616,000 for the three months ended March 31, 2005. The increase was due to an increase in compensation costs associated with the expensing of stock options (per SFAS 123R), an increase in employee benefits, workers compensation, unemployment insurance, professional fees, bad debt and other one time costs associated with the restatement of the companies financial statements.

Communications Segment

The operating expenses for the three months ended March 31, 2006 were $879,000 as compared to the operating expenses of $59,000 for the three months ended March 31, 2005. The year-over-year increase was due to increases in operating expenses as a result of our acquisition of CBSi, and increases in sales and marketing costs for the BounceGPS and other communications products and services.

Non-Operating Expenses

Consulting Segment

Interest expense for the three months ended March 31, 2006 was $82,000 as compared to $251,000 for the three months ended March 31, 2005. The decrease in interest expense was primarily due to a decrease in interest expense associated with the amortization of the debt discount on the convertible term note issued by the Company to Laurus which was paid in January 2006. Loss from debt extinguishment increased $1,338,000 as a result of the repayment of the Laurus convertible term note. The change in the fair value of derivative and warrant liabilities was ($219,000) in 2006 as compared to $681,000 for the three months ended March 31, 2005. The increase was primarily due to increases in the Company's stock prices in 2006 versus decreases in the Company's stock price in the comparable period of 2005. Realized gain from the sale of property and equipment increased $10,000 as compared to $ 0 for the three months ended March 31, 2005 due to a sale of property in 2006 that did not occur in 2005.

Communications Segment

Interest expense for the three months ended March 31, 2006 was $5,000 as compared to $2,000 for the three months ended March 31, 2005. The increase in interest expense was related to the interest on equipment finance contracts.

Net Loss

Consulting Segment

As a result of the above, the net loss for the three months ended March 31, 2006 was $2,176,000 as compared to the net profit of $285,000 for the three months ended March 31, 2005.

Communications Segment

As a result of the above, the net loss for the three months ended March 31, 2006 was $699,000 as compared to the net loss of $79,000 for the three months ended March 31, 2005.

The basic and diluted loss per share was $0.06 during the three months ended March 31, 2006 was compared to the basic and diluted earnings per share of $0.01 and $0.00, respectively in 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $166,141 in cash and $1,956,496 in accounts receivable. Our current liabilities consisted of $4,372,875 in accounts payable, deferred revenue, accrued expenses, and current portion of notes payable.

For the three months ended March 31, 2006, we had a net decrease in cash of $290,639, resulting from $1,327,431 of cash used in our operating activities, $32,882 of cash used in our investing activities, and $1,069,674 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in our operating activities of $1,168,153 for the three months ended March 31, 2006 was primarily attributable to a net loss of $2,876,187, offset by the loss on extinguishment of debt in the amount of $1,337,859, and the change in the fair value of derivatives and warrant liabilities in the amount of $218,868, and the issuance of or commitment to issue shares and options for services rendered of $265,869. We used more cash in operations for the three months ended March 31, 2006 versus the three months ended March 31, 2005 due primarily to an increase in our net loss in three months ended March 31, 2006 over the same period in 2005.

Cash Flows from Investing Activities

Net cash used in our investing activities of $32,882 for the three months ended March 31, 2006 was primarily attributable to advances on notes receivable of $50,000 offset by proceeds from the sale of property and equipment of $24,663. We used more cash from investing activities for the three months ended March 31, 2006 versus the three months ended March 31, 2005 due primarily to advances on notes receivable.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $910,396 for the three months ended March 31, 2006 was comprised of an increase in notes payable proceeds of $3,250,000, offset by the payment of our convertible debt and related fees in the amount of $2,267,824.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $6,704,055 at March 31, 2006 and a history of operating losses over the last several years. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the three months ended March 31, 2006 towards management of liabilities and improvement of the Company's operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As a result, our independent registered public accounting firms have included "going concern" modifications in their reports on the consolidated financial statements for the years ended December 31, 2005 and 2004.

On January 20, 2006, we issued a secured term note to Laurus Master Fund, Ltd. in the principal amount of $3,250,000 (the "Secured Note"). We used the proceeds from the issuance of the Secured Note to repay the principal of the convertible debt we issued in June 2004 and to fund our ongoing operations.

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

We are obligated to repay the principal amount of the Secured Note in monthly installments of $154,762 (together with any accrued and unpaid interest on the principal amount repaid) commencing May 1, 2006 through maturity at December 31, 2007. If we default on the Secured Note, the amount of the principal balance would increase to 130% of the then-outstanding principal and be subject to acceleration.

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

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Laurus notes and warrants entered into in June 2004 and January 2006, since the notes were not conventional convertible debt or the warrants require registration (see Note 12). The embedded derivatives included the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

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

Stock-Based Compensation
------------------------

Prior to January 1, 2006, the Company accounted for options and warrants issued pursuant to its stock option plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation." Effective January 1, 2006, on the first day of the Company's fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share Based Payments," using the modified-prospective transition method. Under this transition method, compensation cost recognized in the period of initial adoption includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

As of March 31, 2006, we had an accumulated deficit of $6,704,055 and losses from operations of $2,875,387 for the three months ended March 31, 2006. To achieve profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may continue to be unprofitable.

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

OUR MOBILE ASSET TRACKING BUSINESS DEPENDS ON GPS TECHNOLOGY AND WIRELESS NETWORKS CONTROLLED BY OTHERS

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


ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2006. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Keith Moore, and our Chief Financial Officer, Mr. Khanh Nguyen (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Remediation of Material Weakness in Internal Control

As discussed in footnote 1 to its 2005 consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004 and will restate the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. These restatements are the result of the Company's accounting treatment for (i) non-conventional convertible notes payable to Laurus Master Fund, Ltd., which allowed for the note holder to convert the notes payable into shares of its common stock at prices that were variable, and (ii) warrants issued to Laurus Master Fund, Ltd. Based on the restatement, we determined at the end of 2005 that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's accounting for (i) the identification of the variable conversion features embedded within its debt instruments, and (ii) stock-based compensation in connection with certain convertible promissory notes. These deficiencies resulted in the restatement of the Company's consolidated financial statements for the year ended December 31, 2004 and quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of December 31, 2005 because of a material weakness in our internal controls over financial reporting.

In the first quarter of 2006, we implemented additional review procedures to ensure that a complete review is performed on all terms of our debt instruments and stock-based compensation arrangements, and that supporting accounting documentation is available to ensure that our accounting for the previously noted material weaknesses is in accordance with accounting principles generally accepted in the United States of America. These review procedures were in place in connection with the preparation of our consolidated financial statements for the first quarter of 2006. As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

(b) Changes in internal control over financial reporting. Other than as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006. Based upon this evaluation, we have concluded that, other than as noted above, there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. See: RISKS FACTORS.

                   PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended March 31, 2006, the Company issued 71,069 of unregistered common stock shares to each of the Chief Executive Officer, Chief Financial Officer and Chief Information Officer for services performed.

During the three months ended March 31, 2006, the Company issued 382,508 of unregistered common stock shares to other employees and consultants for services performed.

On January 31, 2006, the Company issued 8,696 shares for accounts payable to one creditor amounting to $2,000.

During the three months ended March 31, 2006, the Company issued 100,000 shares that were committed to be issued in 2005 for the exercise of stock options with cash proceeds of $22,200. Also during the same period, the Company committed to issue 40,000 shares to Laurus as consideration for the March 31 2006 amendment. In addition the Company committed to issue 20,000 shares for the exercise of stock options.

The issuance of all of the above listed sales of unregistered securities were made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit  Description
-------  -----------
The exhibits required by Item 601 of Regulation S-B are identified below and attached hereto or incorporated by reference as noted in the list.

(10.1) Securities Purchase Agreement dated January 20, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (1)
(10.2) Secured Term Note dated January 20, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (1)
(10.3)    Amendment No.1 to Secured Term Note dated March 31, 2006 (2)

(10.4) Registration Rights Agreement dated January 25, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (1)
(10.5) Option issued by DataLogic International, Inc. to Laurus Master Fund, Ltd. dated January 20, 2006 (1)
(10.6) Master Security Agreement dated January 20, 2006, by DataLogic International, Inc. and its subsidiaries. (1)
(10.7) Stock Pledge Agreement dated January 20, 2006, by and among Laurus Master Fund, Ltd., DataLogic International, Inc. and its subsidiaries. (1)
(10.8) Subsidiary Guaranty dated January 20, 2006 by the subsidiaries of DataLogic International, Inc. (1)
(10.9)    Subordination Agreement dated January 20, 2006 by and between Derek
          K. Nguyen and Khanh D. Nguyen and Laurus Master Fund, Ltd. (1)
(10.10) Letter Agreement dated March 21, 2006 with Monarch Bay Management Company L.L.C. for corporate development services (3)
(10.11) Letter Agreement dated March 21, 2006 with Monarch Bay Management Company L.L.C. for chief financial officer services (3)
(31.1)    Certification pursuant Section 302
(31.2)    Certification pursuant Section 302
(32.1)    Certification pursuant Section 906

(1) Filed with Form 8-K dated January 25, 2006
(2) Filed with Form 10-K on April 17, 2006
(3) Filed with Form 8-K dated March 21, 2006

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date: May 22, 2006                  /s/ Keith Moore
                                    ------------------------------------
                                    Title: Chief Executive Officer,
                                    Chief Operating Officer and Director


Date: May 22, 2006                  /s/ Khanh Nguyen
                                    ------------------------------------
                                    Title: President, Chief Financial
                                    Officer and Director