Form 10QSB
period 2006-06-30
DATALOGIC INTERNATIONAL INC
filed 2006-08-14
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ---------------------
                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended JUNE 30, 2006

                                OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission file number: 000-30382

                  DataLogic International, Inc.
-----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                              33-0755473
 -------------------------------    ----------------------------------
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

As of August 11, 2006, there were 54,234,293 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                              INDEX


PART I.  FINANCIAL INFORMATION..............................................3

  Item 1. Consolidated Financial Statements.................................3

          Unaudited Consolidated Balance Sheets as of
          June 30, 2006 and 2005............................................3

          Unaudited Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 2006 and 2005.................4

          Unaudited Consolidated Statements of Cash Flows -
          Three and Six Months Ended June 30, 2006 and 2005.................5

          Notes to Unaudited Consolidated Financial Statements..............7

  Item 2. Management's Discussion and Analysis of Plan of Operation .......44

  Item 3. Controls and Procedures..........................................70

PART II.  OTHER INFORMATION................................................72

  Item 1. Legal Proceedings................................................72
  Item 2. Changes in Securities............................................72
  Item 3. Defaults upon Senior Securities..................................73
  Item 4. Submission of Matters to a Vote of Security Holders..............73
  Item 5. Other Information................................................73
  Item 6. Exhibits.........................................................73


SIGNATURES.................................................................74

                  PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             JUNE 30


                                                        2006         2005
                                                                  (Restated)
                                                   ------------- ------------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    545,409  $   424,625
  Accounts receivable, net of allowance
   for doubtful accounts of $7,117 and
   $115,312, respectively                             2,537,638    1,645,958
  Marketable securities available for sale                3,522        7,500
  Inventories                                           249,600      455,964
  Prepaid expenses and other current assets             284,966      307,381
                                                   ------------- ------------
    Total current assets                              3,621,135    2,841,428

RESTRICTED CASH                                               -      972,095

NOTES RECEIVABLE                                        430,000            -
PROPERTY AND EQUIPMENT, net                             117,336      154,331

OTHER ASSETS:
  Software development costs and licenses, net          377,083       10,927
  Loan origination costs, net                                 -      207,332
  Client lists, net                                     600,650            -
  Goodwill                                              288,000            -
  Deposits                                               17,662        9,111
                                                   ------------- ------------
                                                   $  5,451,866  $ 4,195,224
                                                   ============= ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $  1,193,406  $ 1,263,710
  Accrued payroll and related taxes                     727,126      606,769
  Current portion of deferred revenue                   366,843      602,801
  Notes payable - officers                                    -       55,624
  Current portion of notes payable                    1,873,188      255,000
  Current portion of convertible debt                         -      769,692
                                                   ------------- ------------
    Total current liabilities                         4,160,563    3,553,596
                                                   ------------- ------------
LONG-TERM LIABILITIES:
  Notes payable, net of current portion               1,083,332            -
  Convertible debt, net of current portion and
    discount of $1,066,848 as of June 30, 2005                -      587,745
  Derivative and warrant liabilities                    339,750      499,489
  Deferred tax liability                                288,000            -
  Deferred revenue, net of current portion               22,972            -
                                                   ------------- ------------
    Total long-term liabilities                       1,734,054    1,087,234
                                                   ------------- ------------
    Total liabilities                                 5,894,617    4,640,830
                                                   ------------- ------------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; 100,000,000
    shares authorized; 53,902,959 and 39,434,092
    shares issued and outstanding at June 30,
    2006 and 2005, respectively                          53,904       39,434
  Additional paid-in capital                          6,272,081    2,641,156
  Shares to be issued, 361,334 and 307,219 shares
    at June 30, 2006 and 2005, respectively              70,800      225,290
  Unamortized consulting fees                            (6,374)     (23,804)
  Accumulated other comprehensive loss                   (3,678)           -
  Accumulated deficit                                (6,829,484)  (3,327,682)
                                                   ------------- ------------
    Total stockholders' deficit                        (442,751)    (445,606)
                                                   ------------- ------------
                                                   $  5,451,866  $ 4,195,224
                                                   ============= ============




       The accompanying notes are an integral part of these consolidated financial statements.

<CAPTION


           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                           (UNAUDITED)




                                               For the three months         For the six months
                                                    ended June 30,             ended June 30,
                                                  2006         2005          2006          2005
                                            ------------- ------------- ------------- -------------
                                                            (Restated)                  (Restated)
Net revenue                                 $  5,072,279  $  4,484,178  $  9,296,581  $  7,852,446

Cost of revenue                                4,520,061     3,958,087     8,305,374     6,891,587
                                            ------------- ------------- ------------- -------------
Gross profit                                     552,218       526,091       991,207       960,859

Operating expenses                             1,020,334       696,917     2,700,475     1,371,478
                                            ------------- ------------- ------------- -------------

   Total operating expenses                    1,020,334       696,917     2,700,475     1,371,478
                                            ------------- ------------- ------------- -------------

Loss from operations                            (468,116)     (170,826)   (1,709,268)     (410,619)
                                            ------------- ------------- ------------- -------------
Non-operating income (expense):

  Interest expense, net                          (89,136)     (207,852)     (176,606)     (443,216)
  Loss from debt extinguishment                        -             -    (1,337,859)            -
  Change in fair value of derivative
    and warrant liabilities                      416,955       451,974       198,087     1,132,950
  Other-than-temporary write-down of
    marketable securities available for sale           -      (196,000)            -      (196,000)
  Gain from sale of property and equipment        14,868             -        24,829             -
                                            ------------- ------------- ------------- -------------
   Total non-operating income (expense)          342,687        48,122    (1,291,548)      493,734
                                            ------------- ------------- ------------- -------------
Income (loss) before provision for income tax   (125,429)     (122,704)   (3,000,816)       83,115

Provision for income tax                               -             -           800         3,200
                                            ------------- ------------- ------------- -------------
Net income (loss)                               (125,429)     (122,704)   (3,001,616)       79,915

Other comprehensive (loss):
  Temporary (decrease) in fair value of
   marketable securities available for sale       (8,938)            -        (3,678)            -
                                            ------------- ------------- ------------- -------------

Net comprehensive (loss)                    $   (134,367) $   (122,704) $ (3,005,295) $     79,915
                                            ============= ============= ============= =============

Income (loss) per share - basic             $      (0.00) $      (0.00) $      (0.06) $       0.00
                                            ============= ============= ============= =============

Basic weighted average shares outstanding*    49,196,515    39,434,092    47,400,526    39,382,631
                                            ============= ============= ============= =============

Income (loss) per share - diluted           $      (0.00) $      (0.00) $      (0.06) $       0.00
                                            ============= ============= ============= =============

Diluted weighted average shares outstanding*  49,196,515    39,434,092    47,400,526    39,842,412
                                            ============= ============= ============= =============


* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the quarters ended June 30, 2006 and 2005 and the six months ended June 30, 2006.



             The accompanying notes are an integral part of these
                     consolidated financial statements.

                                      4







                 DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE SIX MONTHS ENDED JUNE 30


                                                                                  2006        2005
                                                                            ------------ -------------
                                                                                           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $(3,001,616) $     79,915
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Loss on extinguishment of debt                                            1,337,859             -
    Depreciation and amortization                                               289,470        61,497
    Amortization of discount and loan origination costs on convertible debt      39,801       334,919
    Change in fair value of derivative and warrant liabilities                 (198,087)   (1,132,950)
    Issuance of or commitment to issue shares and options for compensation      397,491       170,379
    Shares issued for interest                                                    9,200        19,987
    Other than temporary write-down of marketable securities available for sale       -       196,000
    Gain on sale of property and equipment                                      (24,829)            -
    (Increase) decrease in operating assets, net of acquisitions and dispositions:
        Accounts receivable                                                    (651,133)      (15,388)
        Inventories                                                             542,744      (402,438)
        Prepaid expenses and other current assets                              (173,876)     (179,079)
        Deposits                                                                  8,773             -
    Increase (decrease) in operating liabilities, net of acquisitions and dispositions:
        Accounts payable and accrued expenses                                  (271,653)      423,126
        Deferred revenue                                                         (9,690)      602,801
                                                                            ------------ -------------
  Total adjustments                                                           1,296,070        78,854
                                                                            ------------ -------------
        Net cash provided by (used in) operating activities                  (1,705,546)      158,769
                                                                            ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances on notes receivable                                                  (50,000)            -
  Proceeds from sale of property and equipment                                   24,663             -
  Acquisition of property and equipment and costs incurred for
    software development                                                        (39,412)      (91,282)
                                                                            ------------ -------------
       Net cash used in investing activities                                    (64,749)      (91,282)
                                                                            ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                 3,300,000             -
  Proceeds from issuance of common stock                                      1,423,820             -
  Decrease in restricted cash                                                         -       286,594
  Payment of convertible debt                                                (2,108,546)     (241,557)
  Fees paid in connection with extinguishment of debt                          (163,278)            -
  Payment of notes payable                                                     (593,072)     (334,746)
  Proceeds from stock options                                                         -         3,000
                                                                            ------------ -------------
        Net cash provided by (used in) financing activities                   1,858,924      (286,709)
                                                                            ------------ -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             88,629      (219,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  456,780       643,847
                                                                            ------------ -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   545,409  $    424,625
                                                                            ============ =============









             The accompanying notes are an integral part of these
                      consolidated financial statements.



           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                      2006           2005
                                                 -------------- --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                  $     110,173  $      42,251
Income taxes paid during the period              $         800  $       1,600


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

2006

On June 30, 2006, the Company committed to issue 40,000 shares for the exercise of stock options with an exercise price of $0.15 per share and 20,000 shares for the exercise of stock options with an exercise price of $0.24 per share for a total value of $10,800 against notes payable - officers.
The Company purchased equipment valued at $11,100 in exchange for a note payable.

On June 30, 2006, the Company sold inventory for a note receivable of $250,000.

2005

During the six months ended June 30, 2005, the Company issued 252,525 and 47,588 shares of common stock in payment of principal and interest of $106,061 and $19,987, respectively, on the convertible debt. The Company issued 20,000 shares for the exercise of stock options with an exercise price of $0.15 per share.

The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business
-----------------------

DataLogic International, Inc. ("DataLogic" or the "Company") provides communication solutions including network design and project management, mobile asset tracking and secured mobile communications. The Company provides these solutions and Information Technology ("IT") outsourcing and consulting services to a wide range of U.S. and international governmental agencies and
commercial enterprises.   The Company leverages its technology expertise,
customer relationships and supplier channels to develop solutions addressing the rapidly growing GPS and communications markets.

On June 2, 2003, we acquired 51% of IPN Communications, Inc. ("IPN"). On November 5, 2004, we acquired the remaining 49% of IPN.

On January 13, 2004, the Company acquired the Machine-to-Machine ("M2M") GPS-based technology and entered into the GPS mobile asset tracking business. The Company derives its GPS-based revenues from the sale of mobile tracking units, software and hardware licenses.

On September 15, 2005, the Company acquired the assets of CBSi, Inc. ("CBSi") and their GPS-based mobile asset tracking solution (see Note 18).

On November 21, 2005, the Company acquired BluBat, Inc., ("BluBat") a provider of network design, security, management and software engineering services to further increase its communications capabilities.

On June 30, 2006, the Company entered into an Asset Purchase Agreement with Huron Holdings, Inc. ("Huron") whereby the Company sold certain inventory and assets related to the Company's small fleet/sub-prime lending market operations including its BounceGPS trademark and existing customer relationships.

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

IPN provides VoIP telephony products and services. IPN derives its VoIP revenues from phone sets and residual airtime sales.

DNM was formed in the first quarter of 2005 as a result of the acquisition of the assets of IS Solutions, LLC ("ISS"). DNM is an IT solutions provider for public safety and homeland security agencies.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS, continued

Basis of Presentation
---------------------

The accompanying consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for the presentation of interim financial information. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheet, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2005.

Restatement of Financial Statements
-----------------------------------

After reviewing the provisions of the Laurus notes, management determined that the notes included certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which required recording at their fair value. This adjustment has been reflected in the period ended June 30, 2005. The Company also made certain reclassifications.

The effect of the adjustments and reclassifications on the financial statements as of and for the three and six months ended June 30, 2005 is as follows:

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS, continued

The effect of the adjustments on the consolidated balance sheet is as follows:

    Long-term portion of convertible debt, net of discount, decreased by $479,103.

    Derivative and warrant liabilities increased by $499,489.

    Additional paid-in capital decreased by $892,356.

    Accumulated deficit decreased by $871,970.

Consolidated Statement of Operations for the three and six months ended June 30, 2005:

    Operating expenses increased by $772 and $0, respectively.

    Interest expense increased by $93,910 and $182,361, respectively.

    Change in fair value of derivative and warrant liabilities increased by $416,955 and $198,087, respectively.

    Net loss decreased by $355,339 and $950,589, respectively, resulting in net income of $79,915 for the six months ended June 30, 2005.

Consolidated Statement of Cash Flows for the six months ended June 30, 2005:

    Net loss decreased by $950,589, resulting in net income of $79,915.

    Depreciation and amortization decreased by $26,538.

    Amortization of discount on convertible debt and debt issuance costs increased by $334,919.

    Change in fair value of derivative and warrant liabilities decreased by $1,132,950.

    Issuance of or commitment to issue shares and options for compensation Increased by $51,289.

    Accounts payable and accrued expenses decreased by $132,832.

    Acquisition of property and equipment increased by $31,065.

    Payments on notes payable and convertible debt decreased by $101,444.

Going Concern
-------------

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $6,829,484 at June 30, 2006 and a history of operating losses over the last several years. Management has taken various steps to revise its operating and financial requirements, which

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS, continued

it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the six months ended June 30, 2006 towards management of liabilities and improvement of the Company's operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts and transactions of DataLogic International, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounts Receivable
-------------------

Accounts receivable consists of amounts billed to customers upon performance of service or delivery of goods and expenses incurred by the Company but not yet billed to customers for consulting services ($256,204 as of June 30, 2006 and $194,358 as of June 30, 2005). The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Loan origination costs are capitalized and amortized using the straight-line method (which approximates the effective interest method) over the term of the related debt instrument.

Client lists are recorded at their allocated fair values in purchase accounting (see Note 18) and are being amortized over their estimated useful lives of three years.

Goodwill
--------

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2006, the

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company's products and services will continue, which could result in an impairment of long-lived assets in the future.

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

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Laurus notes entered into on June 25, 2004, since the notes are either not conventional convertible debt or the warrants require registration (see Note 13). The embedded derivatives include the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date (see Note 13).

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Conversion-related derivatives were valued using the Binomial Option Pricing Model, which also considered probability analysis related to trading volume restrictions. The interest rate adjustment provision was valued using discounted cash flows and probability analysis. Options and warrants were valued using the Black-Sholes model, with the following assumptions:

                                       2006                 2005
                             ---------------------- ---------------------
  Risk-free interest rate          4.53 - 5.15%          4.01 - 4.22%
  Volatility                        291 -  303%           282 -  287%
  Expected dividend yield                    0%                    0%


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

For sales of communication products, the Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue in the accompanying consolidated balance sheets. Revenues and costs of revenues from consulting contracts are recognized during the period in which the service is performed.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


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

Earnings per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 49,196,515 and 39,434,092 for the three months ended June 30, 2006 and 2005, respectively and 47,400,526 and 39,842,412 for the six months ended June 30, 2006 and 2005, respectively.

Issuance of Shares for Non-Cash Consideration
---------------------------------------------

The Company accounts for the issuance of equity instruments to acquire goods

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued SAB No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and six months ended June 30, 2006, of approximately 5% was based on historical forfeiture experience. The estimated pricing term of option grants for the first six months of 2006 was 5.0 years. In the Company's pro forma information required under SFAS 123(R) for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three or six months

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

ended June 30, 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The fair value calculations are based on the following assumptions:

                                                 2006                2005
                                                 ----                ----
Risk-free interest rate                   4.86% - 5.15%       4.00% - 4.50%
Expected life of the options                   5.00 yrs            5.00 yrs
Expected volatility                         297% - 303%         276% - 282%
Expected dividend yield                              0                   0

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the three and six months ended June 30, 2006 which was allocated as follows:

                  Three Months Ended June 30,   Six Months Ended June 30,
                              2006                        2006
                  ---------------------------- ----------------------------
                                   APB Opinion                  APB Opinion
                  SFAS No. 123(R)     No. 25    SFAS No. 123(R)    No. 25
                  --------------- ------------- --------------- -------------

Net loss          $     (125,429) $    (59,209) $   (3,001,616) $ (2,694,634)

                  =============== ============= =============== =============
Loss per share,
basic and diluted $        (0.00) $      (0.00) $        (0.06) $      (0.06)
                  =============== ============= =============== =============


A summary of option activity under the Company's stock equity plans during the six months ended June 30, 2006 is as follows:


                                                      Weighted
                                                      Average
                                            Weighted  Remaining   Aggregate
                                 Number of  Average   Contractual Intrinsic
                                 Shares (in Exercise  Term (in    Value (in
                                 Thousands) Price     Years)      Thousands)
                                 ---------- --------- ----------- ----------
 Outstanding at January 1,2006      9,184     $0.33
    Granted                         1,575     $0.16
    Forfeited                        (892)    $0.28
    Exercised                         (60)    $0.18
                                 ---------- --------- -----------
 Outstanding at June, 2006          9,807     $0.32      4.70      $ 2,636
                                 ========== ========= ===========  ========
 Vested and expected to vest at
 June 30, 2006                      3,485     $0.32      3.33      $ 1,868
                                 ========== ========= ============ ========
 Exercisable at June 30, 2006         113     $0.05      1.50      $   841
                                 ========== ========= ============ ========

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

                         Outstanding Options        Exercisable Options
                  -------------------------------  --------------------------
                            Weighted
                            Average      Weighted                  Weighted
                           Remaining     Average                   Average
                           Contractual   Exercise                  Exercise
Exercise Price    Number     Life        Price       Number        Price
--------------   --------- -----------  ----------- ------------  -----------
$ 0.06-$0.24       552,500     4.41       $  0.13      390,000     $  0.13
$ 0.23-$0.76     9,254,973     4.75       $  0.32    7,079,223     $  0.32
-----------------------------------------------------------------------------

The per share weighted average fair value of options granted during the three months ended June 30, 2006 and June 30, 2005 was $0.15 and $0.21, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was approximately $6,600 and $3,000, respectively. As of June 30, 2006, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was $788,579, which is expected to be recognized as an expense over a weighted average period of approximately 2.0 years.

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

Pro forma results are as follows:

                                    For the three months  For the six months
                                    ended June 30, 2005   ended June 30, 2005
                                        (restated)           (restated)
                                    --------------------  --------------------
Net income (loss) - as reported     $             (123)   $             80
  Stock-Based employee compensation
  expense included in reported net
  income (loss), net of tax                          -                   -

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


Total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all rewards, net of tax                        (41)           (309)
                                       --------------  --------------
Pro forma net loss                     $        (164)  $        (229)
                                       ==============  ==============
Income (loss) per share:
  Basic and diluted, as reported       $      (0.003)  $       0.002
  Basic and diluted, pro forma         $      (0.004)  $      (0.006)


Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of June 30, 2006 and at various times throughout the three and six months ended June 30, 2006, the Company's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Three major customers accounted for 66% and 82% of the net revenue for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from these major customers amounted to $1,879,662 and $1,058,000 as of June 30, 2006 and 2005, respectively.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 3 - MARKETABLE SECURITIES AVAILABLE FOR SALE

The following is a summary of marketable securities available for sale as of June 30, 2006 and 2005:

                                           Adjusted
                                           Cost        Fair      Unrealized
                                           Basis       Value     Gain (Loss)
                                           ----------  --------- -----------
June 30, 2006                              $   7,200   $  3,522  $   (3,678)

June 30, 2005                              $   7,500   $  7,500  $        -

The decrease in the value of marketable securities available for sale for the three and six months ended June 30, 2006 was $8,938 and $3,678, respectively. Unrealized holding gains and losses for the three and six months ended June 30, 2005 were zero. Realized losses on the other-than-temporary write-down of marketable securities available for sale were $196,000 for the three and six months ended June 30, 2005.

NOTE 4 - RESTRICTED CASH

In connection with the Company's private placement of a convertible term note with Laurus Master Fund, Ltd. ("Purchaser"), (see Note 13) as of June 30, 2005, $972,095 of the principal amount of the convertible term note was held in a restricted account by the Company but under the sole dominion and control of the Purchaser as security for the Company's and its subsidiaries' obligations under the Securities Purchase Agreement and related agreements. The restricted cash account earned interest at the rate of 3.25% per annum and the Company earned $1,721 and $7,576 in interest income from the restricted cash account for the three and six months ended June 30, 2005. All cash in the restricted account was released to the Company during the third quarter of 2005.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 5 - NOTES RECEIVABLE

On June 30, 2006, the Company entered into an agreement with Huron.   Pursuant
to the agreement, the Company sold to Huron 700 units of its Panther Trak asset tracking device, related inventory and certain other assets including its BounceGPS trademark.

In the transaction, the Company received from Huron a $250,000 promissory note. The promissory note has a term of two years (with quarterly amortization and payments of principal of $31,250, plus accrued interest) and bears interest at 9% per annum. There was no interest paid or accrued during the three or six months ended June 30, 2006.

As part of the purchase of certain assets of CBSi (see Note 18) the Company assumed an agreement with MBSi Capital Corp., ("MBSi") an entity majority owned by a director and shareholder of the Company. Under the terms of the agreement, MBSi will provide customer and technical support for GPS clients of the Company on a per unit basis. This agreement was terminated on March 31, 2006. During the six months ended June 30, 2006, no payments were made under this agreement.

Note receivable represents a $100,000 note receivable purchased by the Company in the CBSi acquisition (see Note 18) and an additional advance of $30,000 during the year ended December 31, 2005 and $50,000 during the six months ended June 30, 2006. The note is due from MBSi and is unsecured, bears interest at 7% payable annually on September 15 of each year and the principal is due September 15, 2010. The Company recorded interest income of $3,107 and $6,214 related to the note during the three and six months ended June 30, 2006.

NOTE 6 - PROPERTY AND EQUIPMENT


Property and equipment consists of the following:

                                                      June 30,     June 30,
                                                        2006         2005
                                                   ------------  ------------
Office equipment and furniture                     $   150,798   $   104,730
Computer equipment and software                        111,537       122,566
                                                   ------------  ------------
                                                       262,335       227,296
Less accumulated depreciation                         (144,999)      (72,965)
                                                   ------------  ------------
                                                   $   117,336   $   154,331
                                                   ============  ============

Depreciation expense was $24,648 and $14,761 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $37,796 and $23,116 for the six months ended June 30, 2006 and 2005, respectively.


NOTE 7 - SOFTWARE DEVELOPMENT COSTS AND LICENSES

Software development costs and licenses consist of the following:

                                                      June 30,     June 30,
                                                        2006         2005
                                                   ------------  ------------

Software development costs and licenses            $   604,000   $    39,000
Website development costs                                4,900         4,900
                                                   ------------  ------------

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 7 - SOFTWARE DEVELOPMENT COSTS AND LICENSES, continued

                                                       608,900        43,900

Less accumulated amortization                         (231,817)      (32,973)
                                                   ------------  ------------
                                                   $   377,083   $    10,927
                                                   ============  ============

Amortization expense was $62,709 and $3,657 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense was $131,545 and $7,316 for the six months ended June 30, 2006 and 2005, respectively.

Future aggregate amortization of the software development costs and licenses is as follows for the years ending December 31:

      2006 (6 months)                              $   187,500
      2007                                             189,583
                                                   ------------
      Total                                        $   377,083


NOTE 8 - LOAN ORIGINATION COSTS

Loan origination costs were as follows:

                                                     June 30,      June 30,
                                                       2006          2005
                                                   ------------  ------------
     Loan origination costs                        $         -   $   311,000
     Less accumulated amortization                           -      (103,668)
                                                   ------------  ------------
                                                   $         -    $   207,332
                                                   ============  ============

Amortization of the loan origination costs was $0 and $25,917 for the three months ended June 30, 2006 and 2005, respectively. Amortization of the loan origination costs was $8,521 and $51,834 for the six months ended June 30, 2006 and 2005, respectively. Amortization of the loan origination costs is included in interest expense in the accompanying consolidated statements of operations. The net unamortized balance of loan origination costs was written off in the first quarter of 2006 in connection with the debt modification (see
Note 13) and is reflected as a component of the loss on extinguishment of debt in the accompanying consolidated statement of operations for the six months ended June 30, 2006.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 9 - CLIENT LISTS

Client lists resulted from the acquisition of Blubat (see Note 18) and consist of the following:


                                                     June 30,      June 30,
                                                       2006          2005
                                                   ------------  ------------

     Client lists                                  $   720,779   $         -
     Less accumulated amortization                    (120,129)            -
                                                   ------------  ------------
                                                   $   600,650   $         -
                                                   ============  ============

Amortization of client lists was $60,066 and $120,130, for the three and six months ended June 30, 2006, respectively. The client list that resulted from the acquisition of CBSi, with a net book value of $13,528 were written off during the three months ended June 30, 2006 and the resulting loss of $13,528 is included as a component of gain from sale of property and equipment in the consolidated statements of operations for the three and six months ended June 30, 2006.

Future aggregate amortization of the client lists is as follows for the years ending December 31:

      2006 (6 months)                              $   111,112
      2007                                             244,769
      2008                                             244,769
                                                   ------------
      Total                                        $   600,650
                                                   ============


NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                  June 30,      June 30,
                                                    2006          2005
                                               -------------  ------------

      Accounts payable                         $     934,978  $    818,202
      Accrued sales taxes                            218,584       169,680
      Accrued interest expense                             -       134,368
      Accrued expenses - other                        39,844       141,460
                                               -------------  ------------
                                               $   1,193,406  $  1,263,710
                                               =============  ============

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 11 - NOTES PAYABLE - OFFICERS

Notes payable to officers are unsecured, payable on demand and bear interest at an annual rate of 6 percent on the unpaid principal balance. The Company repaid $50,000 of the notes payable to officers during the three months ended June 30, 2006. The balance on the notes payable to the officers amounted to $ 0 and $55,624 as of June 30, 2006 and 2005, respectively. Interest expense on these notes for the three months ended June 30, 2006 and 2005 amounted to $888 and $834, respectively. Interest expense on these notes for the six months ended June 30, 2006 and 2005 amounted to $1,388 and $2,357, respectively.

NOTE 12 - NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2006:

                                                       Current     Long-term
                                                      ----------- -----------
Note secured by all assets, interest rate of
  prime plus 2% (totaling 10.25% as of June 30,
  2006) payable in monthly principal installments
  of $154,762, plus interest, due December 2007
  (see Note 13)                                       $ 1,857,144 $ 1,083,332

Other                                                      10,038           -
                                                       ----------- ----------
                                                      $ 1,873,188 $ 1,083,332
                                                      =========== ===========


Notes payable consisted of the following as of June 30, 2005:

                                                       Current     Long-term
                                                      ----------- -----------
Unsecured notes, interest rate 10%, interest payable
  at maturity, past due and immediately payable           25,000           -
Unsecured notes, interest rate 6%, interest payable
  at maturity, past due and immediately payable           80,000           -
Unsecured notes, interest rate 6%, interest payable
  at maturity, past due and immediately payable          150,000           -
                                                      ----------- -----------
                                                      $  255,000  $        -
                                                      =========== ===========

Interest expense on these notes for the three months ended June, 2006 and 2005 was $74,148 and $ 3,825, respectively. Interest expense on these notes for the six months ended June 30, 2006 and 2005 was $121,317 and $ 8,316, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



NOTE 13 - CONVERTIBLE DEBT

On January 20, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Secured Term Note (the "New Note") in the principal amount of $3,250,000 and redeemed the $3,000,000 original principal amount under the Secured Convertible Term Note which had an original maturity date of June 25, 2007 (the "Old Note") held by Laurus. The New Note, which is not convertible, bears interest at the coupon rate of prime plus 2.00% (or 10.25% as of June 30, 2006) and is subject to a floor interest rate of 8.00%. The New Note matures on December 31, 2007. The initial monthly principal payment of $154,762 was due on April 1, 2006. On March 31, 2006, the New Note was amended to defer the date of initial monthly principal payment thereunder from April 1, 2006 to May 1, 2006. The amount of the April installment will be added to the principal of the New Note to be repaid by the Company at maturity. On April 29, 2006, the Company issued 40,000 shares of common stock to Laurus as consideration for the amendment, valued at $9,200.

In connection with the sale of the New Note to Laurus, the Company issued to Laurus an option to purchase 1,560,000 shares of the Company's common stock for $0.001 per share in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The value of these options was $390,000 on January 20, 2006 and was recorded as a component of the loss on extinguishment of debt in the accompanying consolidated statement of operations for the six months ended June 30, 2006. The options are marked to market at each reporting date as a result of the warrants registration rights.


The redemption price of the Old Note was $2,153,091, comprising 105% of outstanding principal and accrued interest, plus fees paid to Laurus of

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005



NOTE 13 - CONVERTIBLE DEBT, continued

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

The Company was obligated to file a registration statement for the shares of common stock issuable upon exercise of the warrants granted to Laurus under both the Old Note and the New Note, pursuant to a Registration Rights Agreement by and between Laurus and the Company entered into concurrently with the Agreement (the "New Registration Rights Agreement"). The registration statement was filed by the required date and is required to be declared effective by August 15, 2006 (August 30, 2006 with the 15-day grace period).

If the Company were to default on the New Note, the amount of the principal balance would increase to 130% of the then-outstanding principal and be subject to acceleration.

Since the modification of the New Note results in terms that, pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" are substantially different from the terms of the Old Note, the modification was recorded as an extinguishment of debt. A charge of $1,337,859 was recorded in the consolidated statement of operations during the six months ended June 30, 2006, representing the amount of fees paid to Laurus ($151,278) and third parties ($12,000) to cancel the Old Note and issue the New Note, the amount of unamortized debt discount ($818,848), the amount of unamortized debt issuance costs ($146,977) and the amount associated with the options issued to Laurus in connection with the sale of the New Note ($390,000), less the fair value of the derivative and warrant liabilities associated with the conversion feature of the Old Note ($181,244).

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 13 - CONVERTIBLE DEBT, continued

The Old Note was entered into on June 25, 2004 with Laurus in connection with a private placement of a convertible term note issued by the Company in the principal amount of $3,000,000, due June 25, 2007. The Old Note (as amended) was convertible into shares of the Company's common stock at conversion prices of $0.32 for the first $950,000 of aggregate principal converted and $0.60 thereafter and bore interest at the prime rate plus 2%. Additionally, the Old Note provisions included cashless warrants that provide for the purchase of up to 705,000 shares of common stock at exercise prices ranging from $0.73 to $0.79, until June 25, 2011. The Old Note was secured by all the Company's assets.

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

The Old Notes included certain features that were considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which were recorded at their fair value. These features are described below, as follows:

     .  The notes' conversion feature;
     . Interest on the notes was subject to downward adjustment based on the Company's common stock price;
     . The registration rights agreement included a penalty provision based on any failure to meet and/or maintain registration requirements for shares issuable under the conversion of the notes or exercise of the warrants; and
     . The notes contained certain events of default, wherein the Company may be required to pay a default interest rate above the normal rate.

Because the Old Notes were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total of the Laurus-related derivative and warrant liabilities at June 25, 2004 totaled $1,712,588, which was recorded to debt discount, and was being amortized to interest expense through the redemption date of the Old Note. The debt discount was offset against the long-term portion of the Old Note on the consolidated balance sheet. The balance of the unamortized debt discount of $818,848 was written off in January 2006 in connection with the redemption

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 13 - CONVERTIBLE DEBT, continued

of the Old Note and is included in the loss on extinguishment of debt in the consolidated statement of operations for the six months ended June 30, 2006. The Company has recorded amortization expense of $ 0 and $142,324 for the three months ended June 30, 2006 and 2005, respectively. The Company has recorded amortization expense of $31,280 and $283,085 for the six months ended June 30, 2006 and 2005, respectively.

During the three months ended June 30, 2006 and 2005, the value of the warrant and derivative liabilities decreased by $416,955 and $451,974, respectively. During the six months ended June 30, 2006 and 2005, the value of the warrant and derivative liabilities decreased by $198,087 and $1,132,950, respectively. The change in warrant and derivative liabilities is reflected as a component of other income (expense) in the accompanying consolidated statements of operations.

In February 2005, 300,113 shares were issued as payment of principal and interest on the Old Note of $106,061 and $19,987, respectively.

The balance of the New Note as of June 30, 2006 was $1,857,144 and $1,083,332 for the current and long-term portions, respectively. The balance of the Old Note (net of the unamortized debt discount of $1,066,848) as of June 30, 2005 was $769,692 for the current portion and $587,745 for the long-term portion.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases office space under operating lease agreements expiring at various dates through December 31, 2008. Rent expense related to these leases was $61,393 and $39,459 for the three months ended June 30, 2006 and 2005, respectively, and $114,728 and $62,301 for the six months ended June 30, 2006 and 2005, respectively. Minimum future rental payments under the leases are as follows for the years ending December 31:

       2006 (6 months)      $  49,276
       2007                    24,636
       2008                    25,368
                            ----------
                            $  99,280
                            ==========

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 14 - COMMITMENTS AND CONTINGENCIES, continued

As part of the purchase of certain assets of CBSi (see Note 18) the Company assumed an agreement for wireless air-time services that requires minimum future payments as follows for the years ending December 31:

       2006                 $ 400,000
       2007                   400,000
                            ----------
                            $ 800,000
                            ==========

The Company has used air-time valued at $52,000 for the six months ended June 30, 2006, resulting in a minimum payment of $348,000 for the remainder of 2006.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 15 - STOCKHOLDERS' EQUITY

Common Stock
------------

During the six months ended June 30, 2006 and 2005, the Company issued shares of its common stock as follows:

2006
----

On May 23, 2006, the Company closed on $1,625,000 in gross proceeds from a private placement of shares of common stock and common stock purchase warrants.

In the private placement, the Company offered and sold the shares of common stock and common stock purchase warrants together as a unit, at a purchase price of $0.20 per unit. For each share of common stock in the unit, each purchaser will also receive warrants to purchase the number of Class A warrants equal to forty percent of the number of common shares purchased and Class B warrants equal to twenty-five percent of the number of common shares purchased. Class A warrants have an exercise price of $0.35 per share and Class B warrants have an exercise price of $0.45 per share. Both classes of warrants are exercisable beginning November 23, 2006 and have a 5-1/2 year term, expiring November 23, 2011. The gross proceeds of $1,625,000 raised in the private placement resulted in the sale and issuance to the investors a total of 8,125,000 shares of common stock, Class A warrants to purchase 3,250,000 shares of common stock and Class B warrants to purchase an additional 2,031,250 shares of common stock. The private placement shares and warrants were offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act.

In connection with the private placement, the Company paid to the placement agent consideration consisting of (a) a cash sales commission (including a non-accountable expense allowance) of $130,000 (representing 8% of the gross proceeds raised in the private placement), (b) warrants to purchase 650,000 shares of common stock (representing 8% of the aggregate number of shares of common stock sold in the private placement), with each warrant having an exercise price of $0.20 per share, (c) warrants to purchase 260,000 shares of common stock (representing 8% of the aggregate number of shares of common stock underlying the Class A common stock purchase warrants sold in the private placement), with each warrant having an exercise price of $0.35 per share, and (d) warrants to purchase 162,500 shares of common stock (representing 8% of the aggregate number of shares of common stock underlying the Class B common stock purchase warrants sold in the private placement), with each warrant having an exercise price of $0.45 per

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
      NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 15 - STOCKHOLDERS' EQUITY, continued

share. Each of the warrants issued to the placement agent is exercisable beginning November 23, 2006 and expiring on November 23, 2011. The Company also agreed to pay legal fees in the amount of $10,000 to legal counsel for the investors in the private placement.

The Company agreed to prepare and file a resale registration statement with the Securities and Exchange Commission (the "SEC") for the shares sold in the private financing and the shares underlying the warrants. Specifically, DataLogic (a) filed a registration statement with the SEC, and (b) is required to use its best efforts to have the registration statement declared effective not later than August 21, 2006 (or by September 20, 2006 if the registration statement receives a full review by the SEC). If the registration statement is not filed or declared effective within these time frames, the investors will be entitled to monetary liquidated damages equal to 1.0% of the total amount invested by such investor in the private placement, plus an additional 1.0% liquidated damages for each 30-day period thereafter, up to a maximum liquidated damages amount of not more than 9% of the amount invested by each investor. DataLogic is obligated to maintain the effectiveness of the registration statement for up to two years.

The Company granted the investors in the private placement "most favored nations" rights. Specifically, during the 12-month period after the closing of the private placement, if the Company or a subsidiary consummates another financing of common stock, common stock equivalents or debt securities, the investors will have the right to exchange any remaining shares that they purchased in the private placement for the securities offered in the new financing.

During the six months ended June 30, 2006, the Company issued 40,000 shares of common stock in payment of interest of $9,200 (see Note 13). The Company issued 213,200 shares of common stock for management and consulting services amounting to $25,108 during the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company issued 80,000 shares of its common stock that were committed to be issued as of December 31, 2005 for the exercise of stock options with an exercise price of $0.24 per share for cash proceeds of $19,200 in 2005 and the Company issued 20,000 shares of its common stock that were committed to be issued as of December 31, 2005 for the exercise of stock options with an exercise price of $0.15 per share for cash proceeds of $3,000 in 2005.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 15 - STOCKHOLDERS' EQUITY, continued

During the six months ended June 30, 2006, the Company issued 8,696 shares that were committed to be issued as of December 31, 2005 for accounts payable amounting to $2,000.

On June 30, 2006, the Company committed to issue 301,334, valued at $60,000, shares for management and consulting services, 40,000 shares for the exercise of stock options with an exercise price of $0.15 per share and 20,000 shares for the exercise of stock options with an exercise price of $0.24 per share for a total value of $10,800.

2005
----

During the six months ended June 30, 2005, the Company issued 300,113 shares of its common stock as payment of principal and interest valued at $106,061 and $ 19,987, respectively. In addition, the Company issued 20,000 shares from the exercise of stock options totaling $3,000.

The Company entered into a consulting agreement in 2004 under which it was required to issue 180,000 shares as consideration for the consulting services provided under the agreement. The Company had issued 131,424 shares as of June 30, 2004 and recorded the cost of the services provided based on the 20-day average of the Company's stock price at the date of agreement amounting to $160,200. The cost is being amortized over the one year term of the agreement. The Company expensed $26,700 for the six months ended June 30, 2005.

As of June 30, 2005, the balance in shares to be issued consisted of $50,000 related to the purchase of certain assets of ISS (see Note 18), officer compensation of $107,333 and consulting services of $67,957. All of these shares to be issued, totaling 307,219 shares, were issued in July, 2005.

Stock Options
-------------

The Company has three stock option plans: The 2003 Stock Compensation Plan (the "2003 Plan"), the 2004 Non-Qualified Stock and Stock Option Plan (the "2004 Plan") and the 2005 Non-Qualified Stock and Stock Option Plan (the

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 15 - STOCKHOLDERS' EQUITY, continued

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

                                                        2006        2005
                                                        -----       -----
Risk-free interest rate                                 5,15%       4.00%
Expected life of the options                            5.00 yrs    5.00 yrs
Expected volatility                                      303%        282%
Expected dividend yield                                    0           0


NOTE 16 - SEGMENT REPORTING

The Company has two reportable segments consisting of consulting services and communications. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company's reportable segments as of and for the three and six months ended June 30, 2006 and 2005 (in thousands):

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 16 - SEGMENT REPORTING, continued



Three months ended June 30, 2006:  Consulting  Communications
                                   Segment     Segment        Unallocated   Total
---------------------------------- ----------- -------------- ----------- ------------
Net Revenue                        $    3,390  $      1,683            -  $     5,073

Gross Profit                              327           225            -          552

Depreciation                               (3)          (22)           -          (25)

Amortization                              (55)          (67)           -         (122)

Interest expense, net                     (36)          (53)           -          (89)

Loss before provision for income tax      109            16            -          125

Identifiable assets                     2,723         2,729            -        5,452

Capital expenditures                         -           31            -           31



Three months ended June 30, 2005:  Consulting  Communications
                                   Segment     Segment        Unallocated  Total
---------------------------------- ----------- -------------- ----------- ------------
Net Revenue                        $    3,313  $      1,171            -  $     4,484

Gross Profit                              344           182            -          526

Depreciation                               (4)          (11)           -          (15)

Amortization                              (31)           (3)           -          (34)

Interest expense, net                    (204)           (4)           -         (208)

Loss before provision for income tax      100            22            -          122

Identifiable assets                     3,720           475            -        4,195

Capital expenditures                        4             -            -            4






               DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
          NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 16 - SEGMENT REPORTING, continued


Six months ended June 30, 2006:    Consulting  Communications
                                   Segment     Segment        Unallocated  Total
---------------------------------- ----------- -------------- ----------- ------------
Net Revenue                        $    6,518  $      2,779            -  $     9,297

Gross Profit                              581           410            -          991

Depreciation                               (7)          (31)           -          (38)

Amortization                             (106)         (145)           -         (251)

Interest expense, net                    (118)          (58)           -         (176)

Loss before provision for income tax    2,285           716            -        3,001

Identifiable assets                     2,723         2,729            -        5,452

Capital expenditures                        -            39            -           39


Six months ended June 30, 2005:    Consulting  Communications
                                   Segment     Segment        Unallocated  Total
---------------------------------- ----------- -------------- ----------- ------------
Net Revenue                        $    6,598  $      1,254            -  $     7,852

Gross Profit                              747           214            -          961

Depreciation                               (7)          (16)           -          (23)

Amortization                              (31)           (7)           -          (38)

Interest expense, net                    (437)           (6)           -         (443)

Profit (loss) before provision
  for income tax                          185          (102)           -           83

Identifiable assets                     3,720           475            -        4,195

Capital expenditures                       91             -            -           91







           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 17 - RELATED PARTY TRANSACTIONS

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

Further, they shall receive stock option grants of no less than 100,000 shares per quarter vesting over two years with an exercise price equal to the average closing price for the Company's common stock for the five trading days immediately preceding and following the grant date. The Company granted 300,000 and 200,000 options to these employees during the three months ended June 30, 2006 and 2005, respectively and 600,000 and 400,000 options during the six months ended June 30, 2006 and 2005, respectively.

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

Chief Financial Officer Services Agreement. Under the chief financial officer services agreement with MBMC, the Company will pay to MBMC a monthly fee of $6,250 in cash. The Company will also reimburse MBMC for certain expenses in connection with providing services to it. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party. The agreement was terminated on April 27, 2006.

During the six months ended June 30, 2006, the Company incurred $30,083 in connection with the above agreements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 18 - ACQUISITIONS

ISS
---

On March 1, 2005, the Company completed the purchase of certain assets of ISS. The Company agreed to pay $50,000 in cash and $50,000 in restricted common stock of the Company for all of ISS's contracts with existing customers, customer lists and certain equipment used in ISS's information technology business. Moreover, under the agreement, the Company may pay an earn out up to $400,000, payable in the Company's restricted common stock if certain levels of revenues and net income before taxes are achieved during any consecutive twelve months following the closing. The earn out expires three years following the closing. No earn outs were payable during the three and six months ended June 30, 2006 or 2005. The acquired assets are held in DNM. DNM is an IT consultancy and solutions provider for government, public safety and homeland security agencies.

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
                                                ===========

CBSi
-----

On September 15, 2005, the Company completed the purchase of the assets of CBSi. The Company agreed to pay $850,000 in restricted common stock of the Company for all of CBSi's net assets, contracts with existing customers, customer lists, software, intangibles and equipment used in CBSi's asset and vehicle tracking business. Moreover, under the agreement, the Company may

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 18 - ACQUISITIONS, continued

pay an earn out of up to 20 million shares payable in restricted common stock of the Company. Under the earn out plan, the CBSi shareholders may earn shares of restricted common stock of the Company based upon certain gross profit dollars achieved during the three (3) years following the closing of the asset acquisition. No earn outs were payable during the three and six months ended June 30, 2006.

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
                                             ============

Blubat
------

On November 21, 2005, the Company completed the purchase of BluBat, Inc. The Company agreed to pay $400,000 in a combination of cash, notes payable and restricted common stock of the Company to the former shareholders of BluBat, Inc. in exchange for all of the outstanding and issued stock of BluBat, Inc. Moreover, under the agreement, the Company may pay an earn out of up to $450,000, payable in the Company's restricted common stock if certain levels

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 18 - ACQUISITIONS, continued

of revenues and net income before taxes are achieved during any consecutive twelve months following the closing. The earn out expires two years following the closing. No earn outs were payable during the three and six months ended June 30, 2006.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005


NOTE 19 - SUBSEQUENT EVENTS

On July 6, 2006, the Company and Walt Camping terminated the employment agreement between them. Mr. Camping had served as an Executive Vice President of the Company since September 2005 with responsibility for sales of asset
management solutions to the small fleet and sub-prime lending markets.    In
consideration of the termination of the employment agreement and mutual release of any claims, the Company transferred to Mr. Camping $110,000 of the principal amount of a note receivable from MBSi Capital Corp., Inc. ("MBSi"), of which Mr. Camping is a majority owner. The Company also agreed to accept a $50,000 payment from MBSi in satisfaction of MBSi remaining obligations to the Company.

Concurrently with the termination of his employment agreement, Mr. Camping resigned as a director of the Company. Mr. Camping resignation was not because of a disagreement with the Company, on any matter relating to its operations, policies, or practices,

In July 2006, the Company issued 331,334 shares that were committed to be issued at June 30, 2006 (see Note 15).

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

General

We are a communications and IT solutions company. We leverage our technology expertise, customer relationships and supplier channels to develop solutions addressing markets with attractive growth characteristics, such as network design and project management, mobile asset tracking and secured mobile communications and strategic IT outsourcing.

We operate and manage two strategic business segments. Our segments and their principal activities are:

Communications
--------------
Our communications segment addresses the network, mobile asset tracking and secured mobile communications. Our Panther Trak mobile asset tracking device utilizes digital cellular networks and the GPS to enable a broad range of customer-defined options in keeping track of valuable vehicular assets.

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

On June 30, 2006, we sold certain assets related to the our small fleet/sub-prime lending market operations including the BounceGPS trademark.

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


Operations

Communications Segment

Our communications segment addresses the network, mobile asset tracking and secured mobile communications markets. Our November 2005 acquisition of Blubat expanded the range of solutions offered by, and the customer base of, our communications segment. Our March 2005 acquisition of the assets of ISS by our wholly owned subsidiary, DataLogic New Mexico, Inc. ("DNM") expanded our technology solutions for and customer base in the public safety and homeland security agency market.

Mobile Asset Tracking. Our current mobile asset tracking product consists of our Panther Trak asset tracking device.

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

Results of Operations
---------------------

Comparison of the three months ended June 30, 2006 to three months ended June 30, 2005

Net Revenue

Consulting Segment

The net revenues for the three months ended June 30, 2006 increased $77,000 or 2.3% to $3,390,000 as compared to net revenues of $3,313,000 for the three months ended June 30, 2005. The increase in revenues was due to an increase in staff placed in the second quarter of 2006 vs. 2005.

Communications Segment

The net revenues for the three months ended June 30, 2006 increased $512,000 to $1,683,000 as compared to net revenues of $1,171,000 for the three months ended June 30, 2005. The increase in revenues was primarily due to one large order received in the second quarter of 2006 vs. 2005.

Gross Profit

Consulting Segment

The gross profit for the three months ended June 30, 2006 decreased $17,000 or 4.9% to $327,000 as compared to the gross profit of $344,000 for the three months ended June 30, 2005. The decrease was due to an increase in workers compensation and unemployment taxes.

Communications Segment

The gross profit for the three months ended June 30, 2006 increased $43,000 or 23.6% to $225,000 as compared to the gross profit of $182,000 for the three months ended June 30, 2005. The increase in gross profit was due to increased revenue in video communications product and service sales.

Operating Expenses

Consulting Segment

The operating expenses for the three months ended June 30, 2006 were $568,000 as compared to the operating expenses of $470,000 for the three months ended June 30, 2005. The increase was due to an increase in compensation costs associated with the expensing of stock options (per SFAS 123(R)), an increase in employee benefits, workers compensation, unemployment insurance, and professional fees.

Communications Segment

The operating expenses for the three months ended June 30, 2006 were $452,000 as compared to the operating expenses of $227,000 for the three months ended June 30, 2005. The year-over-year increase was due to increases in operating expenses as a result of our acquisitions and increases in sales and marketing costs for other communications products and services.

Non-Operating Expenses

Consulting Segment

Interest expense for the three months ended June 30, 2006 was $36,000 as compared to $204,000 for the three months ended June 30, 2005. The decrease in interest expense was primarily due to a decrease in interest expense associated with the amortization of the debt discount on the convertible term note issued by the Company to Laurus which was paid in January 2006. The change in the fair value of derivative and warrant liabilities was $417,000 in 2006 as compared to $452,000 for the three months ended June 30, 2005. The decrease was primarily due to decreases in the Company's stock prices in 2006 versus decreases in the Company's stock price in the comparable period of 2005. Gain from the sale of property and equipment increased $15,000 as compared to $ 0 for the three months ended June 30, 2005 due to a sale of property in 2006 that did not occur in 2005.

Communications Segment

Interest expense for the three months ended June 30, 2006 was $53,000 as compared to $4,000 for the three months ended June 30, 2005. The increase in interest expense was related to the interest on equipment finance contracts and other notes.

Net Loss

Consulting Segment

As a result of the above, the net loss for the three months ended June 30, 2006 was $109,000 as compared to the net loss of $100,000 for the three months ended June 30, 2005.

Communications Segment

As a result of the above, the net loss for the three months ended June 30, 2006 was $16,000 as compared to the net loss of $22,000 for the three months ended June 30, 2005.

The basic and diluted loss per share was $0.00 during the three months ended June 30, 2006 as compared to the basic and diluted loss per share of $0.00 in 2005.

Comparison of the six months ended June 30, 2006 to six months ended June 30,
2005

Net Revenue

Consulting Segment

The net revenues for the six months ended June 30, 2006 decreased $80,000 or 1.2% to $6,518,000 as compared to net revenues of $6,598,000 for the six months ended June 30, 2005. The decrease in revenues was due to a decrease in staff placed in the first quarter of 2006 vs. 2005.

Communications Segment

The net revenues for the six months ended June, 2006 increased $1,525,000 to $2,779,000 as compared to net revenues of $1,254,000 for the six months ended June 30, 2005. The increase in revenues was due to increases in video communications product and service sales.

Gross Profit

Consulting Segment

The gross profit for the six months ended June 30, 2006 decreased $166,000 or 22.2% to $581,000 as compared to the gross profit of $747,000 for the six months ended June 30, 2005. The decrease was due to an increase in workers compensation and unemployment tax rates.

Communications Segment

The gross profit for the six months ended June 30, 2006 increased $196,000 or 91.6% to $410,000 as compared to the gross profit of $214,000 for the six months ended June 30, 2005. The increase in gross profit was due to increased revenue in video communications product and service sales.

Operating Expenses

Consulting Segment

The operating expenses for the six months ended June 30, 2006 were $1,429,000 as compared to the operating expenses of $1,030,000 for the six months ended June 30, 2005. The increase was due to an increase in compensation costs associated with the expensing of stock options (per SFAS 123(R)), an increase in employee benefits, workers compensation, unemployment insurance, professional fees, bad debt and other one-time costs associated with the restatement of the Company's financial statements.

Communications Segment

The operating expenses for the six months ended June 30, 2006 were $1,271,000 as compared to the operating expenses of $341,000 for the six months ended June 30, 2005. The year-over-year increase was due to increases in operating expenses as a result of our acquisition of CBSi, and increases in sales and marketing costs for the BounceGPS and other communications products and services.

Non-Operating Expenses

Consulting Segment

Interest expense for the six months ended June 30, 2006 was $118,000 as compared to $437,000 for the six months ended June 30, 2005. The decrease in interest expense was primarily due to a decrease in interest expense associated with the amortization of the debt discount on the convertible term note issued by the Company to Laurus which was paid in January 2006. Loss from debt extinguishment was a one-time charge of $1,338,000 in 2006 as a result of the repayment of the Laurus convertible term note. The change in the fair value of derivative and warrant liabilities was $198,000 in 2006 as compared to $1,132,000 for the six months ended June 30, 2005. The decrease was primarily due to decreases in the Company's stock prices in 2006 versus decreases in the Company's stock price in the comparable period of 2005. Gain from the sale of property and equipment increased $25,000 as compared to $ 0 for the six months ended June 30, 2005 due to a sale of property in 2006 that did not occur in 2005.

Communications Segment

Interest expense for the six months ended June 30, 2006 was $58,000 as compared to $6,000 for the three months ended June 30, 2005. The increase in interest expense was related to the interest on equipment finance contracts and other notes.

Net Loss

Consulting Segment

As a result of the above, the net loss for the six months ended June 30, 2006 was $2,285,000 as compared to the net profit of $185,000 for the six months ended June 30, 2005.

Communications Segment

As a result of the above, the net loss for the six months ended June 30, 2006 was $716,000 as compared to the net loss of $102,000 for the six months ended June 30, 2005.

The basic and diluted loss per share was $0.06 during the six months ended June 30, 2006 was compared to the basic and diluted earnings per share of $0.01 and $0.00, respectively, in 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had $545,409 in cash and $2,537,638 in accounts receivable. Our current liabilities consisted of $4,160,563 in accounts payable, deferred revenue, accrued expenses, and current portion of notes payable.

For the six months ended June 30, 2006, we had a net increase in cash of $88,629, resulting from $1,705,546 of cash used in our operating activities, $64,749 of cash used in our investing activities, and $1,858,924 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in our operating activities of $1,705,546 for the six months ended June, 2006 was primarily attributable to a net loss of $3,001,616, offset by the loss on extinguishment of debt in the amount of $1,337,859, and the issuance of or commitment to issue shares and options for services rendered of $406,691. We used more cash in operations for the six months ended June 30, 2006 versus the six months ended June 30, 2005 due primarily to an increase in our net loss in six months ended June 30, 2006 over the same period in 2005. The increase in our net loss was primarily attributable to an increase in compensation costs associated with the expensing of stock options (per SFAS 123(R)), an increase in employee benefits, workers compensation, unemployment insurance, professional fees, bad debt and other one-time costs associated with the restatement of the Company's financial statements.

Cash Flows from Investing Activities

Net cash used in our investing activities of $64,749 for the six months ended June 30, 2006 was primarily attributable to advances on notes receivable of $50,000 offset by proceeds from the sale of property and equipment of $24,663. We used less cash from investing activities for the six months ended June 30, 2006 versus the six months ended June 30, 2005 due primarily to more property and other acquisitions in 2005 than 2006.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $1,858,924 for the six months ended June 30, 2006 was comprised of an increase in notes payable proceeds of $3,300,000, proceeds from common stock sales of $1,423,820, offset by the payment of our convertible debt and notes and related fees in the amount of $2,864,896.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $6,829,484 at June 30, 2006 and a history of operating losses over the last several years. Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months. Management has also devoted considerable effort during the three months ended June 30, 2006 towards management of liabilities and improvement of the Company's operations.

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

The Secured Note, which is not convertible, bears interest at the coupon rate of the prime rate plus 2.00% (or 10.25% as of June 30, 2006) and is subject to a floor interest rate of 8.00%. The Secured Note is collateralized by a security interest in substantially all of our assets and the assets of our
subsidiaries.   Our obligations under the Secured Note are guaranteed by each of our subsidiaries.

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

On May 23, 2006, we closed on a private placement of shares of common stock and common stock purchase warrants which netted the Company $1,423,820.

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

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Laurus notes and warrants entered into in June 2004 and January 2006, since the notes were not conventional convertible debt or the warrants require registration (see Note 13). The embedded derivatives included the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

As of June 30, 2006, we had an accumulated deficit of $6,829,484 and net losses of $3,001,616 for the six months ended June 30, 2006. To achieve profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may continue to be unprofitable.

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

On May 23, 2006, we closed on a private placement of shares of common stock and common stock purchase warrants which netted the Company $1,423,820.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS HAVE EXPRESSED OPINIONS THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our independent registered public accounting firms have expressed opinions that there is substantial doubt about our ability to continue as a going concern primarily because we have yet to generate sufficient working capital to support our operations and our ability to make debt service requirements. Our most recent financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from our inability to continue as a going concern. If we are unable to continue as a going concern, you may lose your entire investment in the Company.

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

ABILITY OF DEREK NGUYEN AND KHANH NGUYEN TO EXERCISE CONTROL

Two of our directors and principal stockholders beneficially owned approximately 30% of the outstanding shares of our common stock at May 31, 2006, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval.

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

OUR MOBILE ASSET TRACKING BUSINESS DEPENDS ON GPS TECHNOLOGY AND WIRELESS NETWORKS CONTROLLED BY OTHERS

Our mobile asset tracking solutions rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our products and services may cease to function and customer satisfaction would suffer.

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

Currently, our mobile asset tracking solution functions on General Packet Radio Services networks and Code Division Multiple Access 1xRTT networks controlled by wireless communications providers. Our existing agreements with wireless communications providers may in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. If one or more of our wireless communications providers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless communications provider outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers in that coverage area.

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


ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2006. This evaluation was carried out under the supervision and with the participation of our CEO, Mr. Keith Moore, and our Chief Financial Officer, Mr. Khanh Nguyen (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Remediation of Material Weakness in Internal Control

As discussed in Note 1 to its 2005 consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004 and has restated or will restate the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.
These restatements are the result of the Company's accounting treatment for
(i) non-conventional convertible notes payable to Laurus Master Fund, Ltd., which allowed for the note holder to convert the notes payable into shares of its common stock at prices that were variable, and (ii) warrants issued to Laurus Master Fund, Ltd. Based on the restatement, we determined that at the end of 2005 that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's accounting for (i) the identification of the variable conversion features embedded within its debt instruments, and (ii) the accounting for warrants issued in connection with certain convertible promissory notes. These deficiencies resulted in the restatement of the Company's consolidated financial statements for the year ended December 31, 2004 and quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of December 31, 2005 because of a material weakness in our internal controls over financial reporting.

In the first quarter of 2006, we implemented additional review procedures to ensure that a complete review is performed on all terms of our debt instruments and stock-based compensation arrangements, and that supporting accounting documentation is available to ensure that our accounting for the previously noted material weaknesses is in accordance with accounting principles generally accepted in the United States of America. These review procedures were in place in connection with the preparation of our consolidated financial statements for the first and second quarters of 2006. As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

(b) Changes in internal control over financial reporting. Other than as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the three and six months ended June 30, 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006. Based upon this evaluation, we have concluded that, other than as noted above, there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. See: RISKS FACTORS.


                   PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

On May 23, 2006, the Company closed on $1,625,000 in gross proceeds from a private placement of shares of common stock and common stock purchase warrants.

In the private placement, the Company offered and sold the shares of common stock and common stock purchase warrants together as a unit, at a purchase price of $0.20 per unit. For each share of common stock in the unit, each purchaser will also receive warrants to purchase the number of Class A warrants equal to forty percent of the number of common shares purchased and Class B warrants equal to twenty-five percent of the number of common shares purchased. Class A warrants have an exercise price of $0.35 per share and Class B warrants have an exercise price of $0.45 per share. Both classes of warrants are exercisable beginning November 23, 2006 and have a 5-1/2 year term, expiring November 23, 2011. The gross proceeds of $1,625,000 raised in the private placement resulted in the sale and issuance to the investors a total of 8,125,000 shares of common stock, Class A warrants to purchase 3,250,000 shares of common stock and Class B warrants to purchase an additional 2,031,250 shares of common stock. The private placement shares and warrants were offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act.

In connection with the private placement, the Company paid to the placement agent consideration consisting of (a) a cash sales commission (including a non-accountable expense allowance) of $130,000 (representing 8% of the gross proceeds raised in the private placement), (b) warrants to purchase 650,000 shares of common stock (representing 8% of the aggregate number of shares of common stock sold in the private placement), with each warrant having an exercise price of $0.20 per share, (c) warrants to purchase 260,000 shares of common stock (representing 8% of the aggregate number of shares of common stock underlying the Class A common stock purchase warrants sold in the private placement), with each warrant having an exercise price of $0.35 per share, and (d) warrants to purchase 162,500 shares of common stock (representing 8% of the aggregate number of shares of common stock underlying the Class B common stock purchase warrants sold in the private placement), with each warrant having an exercise price of $0.45 per share. Each of the warrants issued to the placement agent is exercisable beginning November 23, 2006 and expiring on November 23, 2011. The Company also agreed to pay legal fees in the amount of $10,000 to legal counsel for the investors in the private placement.

During the three months ended June 30, 2006, the Company issued 30,777 shares of unregistered common shares to its Executive Vice President for services performed.

During the three months ended June 30, 2006, the Company issued 71,544 shares of unregistered common shares to other employees and consultants for services performed.

During the three months ended June 30, 2006, the Company issued 40,000 shares of unregistered common shares for interest to Laurus Master Fund, Ltd.

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

(10.1) Amendment No. 1 to Registration Rights Agreement with Laurus Master Fund, Ltd. (1)
(10.2)    Form of Securities Purchase Agreement for May 2006 Private Placement
          (1)
(10.3) Form of Class A Common Stock Purchase Warrant for May 2006 Private Placement (1)
(10.4) Form of Class B Common Stock Purchase Warrant for May 2006 Private Placement (1)
(10.5)    Registration Rights Agreement for May 2006 Private Placement (1)
(10.6)    Form of Common Stock Purchase Warrant issued to Midtown Partners (1)
(10.7)    Asset Purchase Agreement with Huron Holdings, Inc. (2)
(10.8)    Technology License Agreement with Huron Holdings, Inc. (2)
(10.9) Amendment No. 3 to Secured Term Note and Consent with Laurus Master Fund, Ltd. (2)
(31.1)    Certification pursuant Section 302
(31.2)    Certification pursuant Section 302
(32.1)    Certification pursuant Section 906

(1) Filed with Form 8-K dated May 24, 2006
(2) Filed with Form 8-K dated July 11, 2006

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date: August 14, 2006               /s/ Keith Moore
                                    ------------------------------------
                                    Title: Chief Executive Officer,
                                    Chief Operating Officer and Director


Date: August 14, 2006               /s/ Khanh Nguyen
                                    ------------------------------------
                                    Title: President, Chief Financial
                                    Officer and Director