Form 10KSB/A
period 2005-12-31
DATALOGIC INTERNATIONAL INC
filed 2006-08-15
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A

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

Information Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-KSB/A may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Conversion-related derivatives were valued using the Binomial Option Pricing Model. The interest rate adjustment provision was valued using discounted cash flows and probability analysis. Options and warrants were valued using the Black-Sholes model. The following assumptions were used in valuing the derivative and warrant liabilities as of December 31:

                                      2005                    2004
                            ----------------------    -----------------------
Risk-free interest rate           4.35 - 4.36%           3.58  -  3.86%
Volatility                         199 -  284%            291  -   306%
Expected dividend yield                     0%                       0%

The valuation of the conversion derivatives also considered probability analysis related to trading volume restrictions.

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

Because the Laurus notes are not conventional convertible debt, the Company is also required to record the related warrants at their fair values. The total of the Laurus-related derivative and warrant liabilities at June 25, 2004 totaled $1,712,588, consisting of the fair value of the conversion feature and other derivatives of $1,282,564 and the fair value of the warrants of $430,024. These amounts were recorded to debt discount and are being amortized to interest expense over the term of the notes.

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

(3.1.1)   Certificate of Incorporation (1)
(3.1.2)   Certificate of Amendment to Certificate of Incorporation (1)
(3.1.3)   Certificate of Amendment to Certificate of Incorporation (2)
(3.1.4)   Certificate of Amendment to Certificate of Incorporation (2)
(3.2)     Amended and Restated By-laws (1)
(4.1) DataLogic International, Inc. 2005 Non-Qualified Stock & Stock Option Plan (3)
(4.2)     Amendment No.1 to 2005 Non-Qualified Stock & Stock Option Plan (13)
(4.3) DataLogic International, Inc. 2004 Non-Qualified Stock & Stock Option Plan (4)
(4.4)     DataLogic International, Inc. 2003 Stock Compensation Plan (5)
(10.1) Securities Purchase Agreement dated January 20, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (6)
(10.2) Secured Term Note dated January 20, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (6)
(10.3)    Amendment No.1 to Secured Term Note dated March 31, 2006 (13)
(10.4) Registration Rights Agreement dated January 25, 2006, by and between DataLogic International, Inc. and Laurus Master Fund, Ltd. (6)
(10.5) Option issued by DataLogic International, Inc. to Laurus Master Fund, Ltd. dated January 20, 2006 (6)
(10.6) Common Stock Purchase Warrant issued by DataLogic International, Inc. to Laurus Master Fund, Ltd. dated January 20, 2006 (7)
(10.7) Master Security Agreement dated January 20, 2006, by DataLogic International, Inc. and its subsidiaries. (6)
(10.8) Stock Pledge Agreement dated January 20, 2006, by and among Laurus Master Fund, Ltd., DataLogic International, Inc. and its subsidiaries. (6)
(10.9) Subsidiary Guaranty dated January 20, 2006 by the subsidiaries of DataLogic International, Inc. (6)
(10.10)   Subordination Agreement dated January 20, 2006 by and between Derek
          K. Nguyen and Khanh D. Nguyen and Laurus Master Fund, Ltd. (6)
(10.11) Agreement for Non-Competition and Earn-Out Compensation dated February 24, 2005 (8)
(10.12) Asset Purchase Agreement with CBSi Holdings, Inc. dated September 15, 2005 (9)
(10.13) Agreement for Non-Competition and Earn-Out Compensation dated September 15, 2005 (9)
(10.14)   Agreement and Plan of Merger with Blubat, Inc. dated November
          21, 2005 (10)
(10.15)   Employment Agreement with Derek Nguyen dated August 18, 2005 (11)
(10.16)   Employment Agreement with Keith Moore dated August 18, 2005 (11)
(10.17)   Employment Agreement with Khanh Nguyen dated August 18, 2005 (11)
(10.18) Letter Agreement dated March 21, 2006 with Monarch Bay Management Company L.L.C. for corporate development services (12)
(10.19) Letter Agreement dated March 21, 2006 with Monarch Bay Management Company L.L.C. for chief financial officer services (12)
(10.20)   Employment Agreement with Walt Camping dated September 15, 2005 (13)
(10.21)   MBSi Promissory Note dated December 15, 2005 (13)
(21)      Subsidiaries of DataLogic International, Inc. (13)
(23.1)    Consent of Corbin & Company LLP
(31.1)    Certification pursuant Section 302
(31.2)    Certification pursuant Section 302
(32.1)    Certification pursuant Section 906
(32.2)    Certification pursuant Section 906

(1) Filed with Form 10-SB on April 23, 1999 (File No. 000-30382)
(2) Filed with Form SB-2 on July 26, 2004
(3) Filed with Form S-8 on June 24, 2005
(4) Filed with Form S-8 on August 23, 2004
(5) Filed with Form S-8 on April 9, 2003
(6) Filed with Form 8-K dated January 25, 2006
(7) Filed with Form 8-K dated June 24, 2005
(8) Filed with Form 8-K dated March 4, 2005
(9) Filed with Form 8-K dated September 9, 2005
(10) Filed with Form 8-K dated November 23, 2005
(11) Filed with Form 10-Q on November 3, 2005
(12) Filed with Form 8-K dated March 21, 2006
(13) Filed with Form 10-KSB on April 17, 2006


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

All Other Fees
--------------

None.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irvine, California, on August 15, 2006.

      DataLogic International, Inc.,
      a Delaware corporation


      By: /s/  Keith Moore
      --------------------------------------------
      Its Chairman, Chief Executive Officer, and
      Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities in Irvine, California, on August 15, 2006.

      DataLogic International, Inc.,
      a Delaware corporation


      By: /s/  Khanh D. Nguyen
      --------------------------------------------
      Its President, Chief Financial Officer and Director