Form 10QSB
period 2006-09-30
DATALOGIC INTERNATIONAL INC
filed 2006-12-21
CIK 1083273

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ---------------------
                           FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 2006

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

30950 Rancho Viejo Road, Suite 120, San Juan Capistrano, CA 92675
 ----------------------------------------------------------------
             (Address of principal executive offices)

                          (949) 260-0150
                  -----------------------------
                 (Registrant's telephone number)

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

As of December 18, 2006, there were 54,447,626 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes [ ]  No [X]

                              INDEX


PART I.  FINANCIAL INFORMATION..............................................3

  Item 1. Consolidated Financial Statements.................................3

          Unaudited Consolidated Balance Sheets as of
          September 30, 2006 and 2005.......................................3

          Unaudited Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 2006 and 2005...........4

          Unaudited Consolidated Statements of Cash Flows -
          Three and Nine Months Ended September 30, 2006 and 2005...........5

          Notes to Unaudited Consolidated Financial Statements..............7

  Item 2. Management's Discussion and Analysis or Plan of Operation .......40

  Item 3. Controls and Procedures..........................................63

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


SIGNATURES.................................................................68

                  PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           SEPTEMBER 30,
                                                          2006        2005
                                                     ------------ ------------
                                                                   (Restated)
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $   128,743  $   850,706
  Accounts receivable, net of allowance for doubtful
   accounts of $9,702 and $131,585, respectively         941,192    1,698,947
  Marketable securities available for sale                 8,754        4,210
  Inventories                                             50,695    1,202,997
  Prepaid expenses and other current assets              212,939      358,912
                                                     ------------ ------------
    Total current assets                               1,342,323    4,115,772

NOTE RECEIVABLE, net of allowance of $100,000
  and $0, respectively                                   150,000      130,000

PROPERTY AND EQUIPMENT, net                              115,539      213,874

OTHER ASSETS:
  Software development costs and licenses, net                 -      394,967
  Loan origination costs, net                                  -      181,415
  Client lists, net                                            -       13,528
  Deposits                                                 8,884       26,435
                                                     ------------ ------------
                                                     $ 1,616,746  $ 5,075,991
                                                     ============ ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $ 1,139,452  $ 1,715,001
  Accrued payroll and related taxes                      141,095      425,884
  Current portion of deferred revenue                    280,359      372,229
  Notes payable - officers                               550,000       31,624
  Current portion of notes payable                       315,390      216,027
  Current portion of convertible debt                          -      965,909
                                                     ------------ ------------
     Total current liabilities                         2,426,296    3,726,674
                                                     ------------ ------------
LONG-TERM LIABILITIES:
  Notes payable, net of current portion                1,101,468       36,224
  Convertible debt, net of current portion and
   discount of $990,017 as of September 30, 2005               -      341,044
  Derivative and warrant liabilities                      67,950      463,530
  Deferred revenue, net of current portion                15,934            -
                                                     ------------ ------------
     Total long-term liabilities                       1,185,352      840,798
                                                     ------------ ------------
     Total liabilities                                 3,611,648    4,567,472
                                                     ------------ ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value; 100,000,000
   shares authorized; 54,347,626 and 40,010,192
   shares issued and outstanding at September 30,
   2006 and 2005, respectively                            54,349       40,010
  Additional paid-in capital                           6,406,577    2,823,413
  Shares to be issued, 100,000 and 3,496,927 shares
   at September 30, 2006 and 2005, respectively            4,000    1,008,216
  Unamortized consulting fees                             (6,374)      (6,374)
  Accumulated other comprehensive income                   1,554            -
  Accumulated deficit                                 (8,455,008)  (3,356,746)
                                                     ------------ ------------
    Total stockholders' equity (deficit)              (1,994,902)     508,519
                                                     ------------ ------------
                                                     $ 1,616,746  $ 5,075,991
                                                     ============ ============

       The accompanying notes are an integral part of these consolidated financial statements.



                   DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                        For the three months        For the nine months
                                                        ended September 30,         ended September 30,
                                                       2006            2005         2006         2005
                                                   ------------- ------------- ------------- -------------
                                                                   (Restated)                 (Restated)
Net revenue                                        $  3,368,767  $  4,930,315  $ 11,750,959  $ 12,782,761

Cost of revenue                                       3,380,709     4,577,691    11,178,435    11,469,278
                                                   ------------- ------------- ------------- -------------
Gross profit (loss)                                     (11,942)      352,624       572,524     1,313,483

Operating expenses                                    1,146,411       178,222     3,310,560     1,549,700
                                                   ------------- ------------- ------------- -------------
Income (loss) from operations                        (1,158,353)      174,402    (2,738,036)     (236,217)
                                                   ------------- ------------- ------------- -------------
Non-operating income (expense):
  Interest expense, net                                 (48,855)     (236,133)     (225,461)     (679,350)
  Loss from debt extinguishment                               -             -    (1,337,859)            -
  Change in fair value of derivative and
    warrant liabilities                                 271,800        35,958       469,887     1,168,908
  Other-than-temporary write-down of marketable
    securities available for sale                             -        (3,290)            -      (199,290)
  Gain from sale of property and equipment                    -             -        24,829             -
                                                   ------------- ------------- ------------- -------------
     Total non-operating income (expense)               222,945      (203,465)   (1,068,604)      290,268
                                                   ------------- ------------- ------------- -------------
Income (loss) from continuing operations before
  provision for income tax                             (935,408)      (29,063)   (3,806,640)       54,051
Provision for income tax                                      -             -           800         3,200
                                                   ------------- ------------- ------------- -------------
Income (loss) before discontinued operations           (935,408)      (29,063)   (3,807,440)       50,851

Loss from discontinued operations, net of tax          (690,117)            -      (819,702)            -
                                                   ------------- ------------- ------------- -------------
Net income (loss)                                    (1,625,525)      (29,063)   (4,627,142)       50,851

Other comprehensive income (loss)
  Temporary increase (decrease) in fair value of
    marketable securities available for sale              5,232             -        (1,554)            -
                                                   ------------- ------------- ------------- -------------
Net comprehensive income (loss)                    $ (1,620,293) $    (29,063) $ (4,628,696) $     50,851
                                                   ============= ============= ============= =============
Basic earnings per share
 Income (loss) from continuing operations          $      (0.02) $      (0.00) $      (0.08) $       0.00
 Loss from discontinued operations, net of tax            (0.01)         0.00         (0.02)         0.00
                                                   ------------- ------------- ------------- -------------
                                                   $      (0.03) $      (0.00) $      (0.10) $       0.00
                                                   ============= ============= ============= =============
Basic weighted average shares outstanding*           54,283,552    39,950,396    49,773,533    39,826,766
                                                   ============= ============= ============= =============
Diluted earnings per share
  Income (loss) from continuing operations         $      (0.02) $      (0.00) $      (0.08) $       0.00
  Loss from discontinued operations, net of tax           (0.01)         0.00         (0.02)         0.00
                                                   ------------- ------------- ------------- -------------
                                                   $      (0.03) $      (0.00) $      (0.10) $       0.00
                                                   ============= ============= ============= =============
Diluted weighted average shares outstanding*         54,283,552    39,950,396    49,773,533    39,826,766
                                                   ============= ============= ============= =============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive for the three and nine months ended September 30, 2006, and for the three months ended September 30, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

                                        4

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                     2006           2005
                                                 ------------- -------------
                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $ (4,627,142) $     50,851
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Loss on extinguishment of debt, less cash paid   1,183,102             -
   Depreciation and amortization                      381,486       145,595
   Loss on discontinued operations                    819,702             -
   Amortization of discount on convertible debt
     and loan origination costs                        39,801       426,975
   Impairment of other assets                         314,375             -
 Change in fair value of derivative and warrant
    liabilities                                      (469,887)   (1,168,908)
   Issuance of or commitment to issue shares and
     options for compensation                         474,832       244,580
   Shares issued for interest                           9,200        19,987
   Other than temporary write-down of marketable
     securities available for sale                          -       199,290
   Bad debt expense                                   114,940        18,956
   Gain on sale of property and equipment             (24,830)            -
  (Increase) decrease in operating assets,
   net of acquisitions and dispositions:
     Accounts receivable                              729,593       (77,935)
     Inventories                                      741,651      (273,816)
     Prepaid expenses and other current assets       (100,347)       (8,908)
     Deposits                                          55,904         1,263
  Increase (decrease) in operating liabilities,
  net of acquisitions and dispositions:
     Accounts payable and accrued expenses           (911,638)      (10,908)
     Deferred revenue                                (104,973)      352,104
                                                 ------------- -------------
  Total adjustments                                 3,252,911      (131,725)
                                                 ------------- -------------
     Net cash used in operating activities         (1,374,231)      (80,874)
                                                 ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition                              -       200,426
  Advances on notes receivable                        (50,000)      (30,000)
  Cash paid for acquisition                                 -       (50,000)
  Payments received on notes receivable                50,000             -
  Proceeds from sale of property and equipment         24,663             -
  Acquisition of property and equipment and costs
   incurred for software development                  (54,298)     (182,352)
                                                 ------------- -------------
     Net cash provided by (used in)
     investing activities                             (29,635)      (61,926)
                                                 ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                       3,850,000             -
  Proceeds from issuance of common stock            1,423,820             -
  Decrease in restricted cash                               -     1,258,689
  Payment on convertible debt                      (2,074,680)     (912,030)
  Payment of notes payable                         (2,123,311)            -
  Payment of officer note payable                           -             -
  Proceeds from stock options                               -         3,000
                                                 ------------- -------------
     Net cash provided by financing activities      1,075,829       349,659
                                                 ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          (328,037)      206,859

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        456,780       643,847
                                                 ------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $    128,743  $    850,706
                                                 ============= =============





      The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                       2006          2005
                                                 -------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                  $     271,256  $      80,696
Income taxes paid during the period              $         800  $       1,600


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

2006
----
On September 30, 2006, the Company committed to issue 100,000 shares for a total value of $4,000 for consulting services provided in September 2006.

On September 15, 2006, the Company transferred and assigned fixed assets of $297 and customer lists of $540,854 to Solana Technologies, Inc. ("STI") as part of the discontinuance of one of its segments in exchange for 1.) the termination and release from former employees of the Company who are the principals of STI, 2.) the assumption of the office space lease for the Company's offices located in Solana Beach, CA and 3.) the assumption of the co-location hosting agreement with the Company's co-location service provider (see Note 3).

During the nine months ended September 30, 2006, the Company purchased equipment valued at $11,100 in exchange for a note payable.

On July 6, 2006, the Company and an officer, terminated the employment agreement between them. In consideration of the termination of the employment agreement and mutual release of any claims, the Company transferred $110,000 of the principal amount of a note receivable to the former officer. The Company also agreed to accept a $50,000 payment in satisfaction of the remaining obligations to the Company and the Company recorded a note prepayment discount of $53,916 during the nine months ended September 30, 2006.

On June 30, 2006, the Company sold inventory for a note receivable of $250,000.

2005
----
During the nine months ended September 30, 2005, the Company issued 252,525 and 47,588 shares of common stock in payment of principal and interest of $106,061 and $19,987, respectively, on the convertible notes payable. On September 15, 2005, the Company acquired the assets of CBSi Holdings, Inc. in exchange for a commitment to issue 3,003,534 shares of common stock valued at $850,000. On February 24, 2005, the Company issued 117,564 shares amounting to $50,000 for the acquisition of I.S. Solutions, LLC. On September 30, 2005, the Company committed to convert 160,000 stock options with a strike price of $0.15 per share for a total exercise value of $24,000 against notes payable to officers.

       The accompanying notes are an integral part of these consolidated financial statements.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business
-----------------------

DataLogic International, Inc. ("DataLogic" or the "Company") provides Information Technology ("IT") outsourcing and consulting services to a wide range of U.S. and international governmental agencies and commercial enterprises.

On September 15, 2005, the Company acquired the assets of CBSi, Inc. ("CBSi") and their GPS-based mobile asset tracking solution.

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

On September 15, 2006, the Company transferred certain fixed assets and customer lists acquired in the BluBat acquisition in exchange for the assumption of certain liabilities by the transferee (see Note 3).

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

IPN provides VoIP telephony products and services. IPN derives its VoIP revenues from the sale of phone sets and residual airtime sales.

DNM was formed in the first quarter of 2005 as a result of the acquisition of the assets of IS Solutions, LLC ("ISS"). DNM is an IT solutions provider for public safety and homeland security agencies.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS, continued

Basis of Presentation
---------------------

The accompanying consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for the presentation of interim financial information. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved for the year ending December 31, 2006 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2005.

Restatement of Financial Statements
-----------------------------------

After reviewing the provisions of the Laurus notes, management determined that the notes included certain features that are considered embedded derivative financial instruments, such as the conversion feature, a variable interest rate feature, events of default and a liquidated damages clause, which required recording at their fair values. This adjustment has been reflected in the periods ended September 30, 2005. The Company also made certain reclassifications.

The effect of the adjustments and reclassifications on the financial statements as of and for the three and nine months ended September 30, 2005 is as follows:

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS, continued

Consolidated Balance Sheet:

    Long-term portion of convertible debt, net of discount, decreased by $389,473.

    Derivative and warrant liabilities increased by $463,530.

    Additional paid-in capital decreased by $892,356.

    Accumulated deficit decreased by $818,299.

Consolidated Statements of Operations for the three and nine months ended September 30, 2005:

    Interest expense increased by $89,630 and $271,990, respectively.

    Change in fair value of derivative and warrant liabilities increased by $35,958 and $1,168,908, respectively.

    Net loss decreased by $292,812 and $896,918, respectively, resulting in net income of $50,852 for the nine months ended September 30, 2005.

Consolidated Statement of Cash Flows for the nine months ended September 30, 2005:

    Net loss decreased by $896,918, resulting in net income of $50,852.

    Amortization of discount on convertible debt and debt issuance costs increased by $426,975.

    Change in fair value of derivative and warrant liabilities decreased by $1,168,908.

    Payments on notes payable and convertible debt decreased by $1,947.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS, continued

Going Concern
-------------

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $8,455,008 and a working capital deficit of $1,083,973 at September 30, 2006 and a history of operating losses over the last several years. Additionally, during the third quarter of 2006, a major customer terminated its consulting contract with the Company and substantially all of the employees of the Company's communications business segment resigned or were terminated. Management has taken various steps to revise its operating and financial requirements, has obtained additional financing and has revised the repayment terms of existing notes payable. Management believes additional financing will be required to meet the Company's obligations and commitments for the next twelve months. Management has also devoted considerable effort during the nine months ended September 30, 2006 towards management of liabilities and improvement of the Company's operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. These factors, among other matters, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts and transactions of DataLogic International, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of receivables, the realizability of inventories, the recoverability of long-lived assets and the valuation allowance of the deferred tax asset. Actual results could differ from those estimates.

Segment Information
-------------------

As a result of the discontinuation of the BluBat operations in the third quarter of 2006, the Company no longer operates in more than one segment.

Goodwill
--------

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis or whenever events or changes in circumstances indicate that the historical cost carrying value may no longer be appropriate, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any. Due to the disposition of the operations acquired from BluBat in the third quarter of 2006 (see Note 3), the Company wrote off the associated goodwill of $288,000 and the related deferred tax liability of $288,000. The net amount is included in loss on discontinued operations in the accompanying consolidated statements of operations.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. During the quarter ended September 30, 2006, the Company became aware of certain problems with the functionality of the BounceGPS software. Consequently, the Company will no longer be offering these specific software products and has recorded an impairment loss of $314,375, representing the unamortized cost of the software development costs as of September 30, 2006. Other than this, the Company does not believe there has been any impairment of its long-lived assets as of September 30, 2006. There can be no assurances, however, that demand for the Company's products and services will continue, which could result in an impairment of long-lived assets in the future.

Convertible Debt
----------------

The Company records its convertible debt net of the debt discount. From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force ("EITF") No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Laurus notes entered into on June 25, 2004, since the notes are either not conventional convertible debt or the warrants require registration (see Note 7). The embedded derivatives include the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception of the agreement and at fair value as of each subsequent balance sheet date.

In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date (see Note 7).

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Conversion-related derivatives were valued using the Binomial Option Pricing Model, which also considered probability analysis related to trading volume restrictions. The interest rate adjustment provision was valued using discounted cash flows and probability analysis. Options and warrants were valued using the Black-Sholes model, with the following assumptions:

                                       2006                 2005
                             ---------------------- ---------------------
  Risk-free interest rate          4.53 - 5.15%          4.01 - 4.73%
  Volatility                        291 -  322%           282 -  287%
  Expected dividend yield                    0%                    0%


Any change in fair value of these instruments is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income. The derivative and warrant liabilities are recorded as long-term liabilities in the consolidated balance sheets.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, marketable securities available for sale, accounts receivable, notes receivable, accounts payable and accrued expenses, notes payable and convertible debt. Pursuant to SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. Due to their short maturities the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

For sales of communication products, the Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is complete, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue in the accompanying consolidated balance sheets. Revenues and costs of revenues from consulting contracts are recognized during the period in which the service is performed.

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

Earnings per Share
------------------

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of 54,283,552 and 40,901,434 for the three months ended September 30, 2006 and 2005, respectively and 49,773,533 and 40,777,804 for the nine months ended September 30, 2006 and 2005, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


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

On January 1, 2006, the first day of the Company's fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated forfeitures to be 5% of the awards issued.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's options. Although the fair value of the Company's options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.

For the three and nine months ended September 30, 2006, the Company recognized compensation cost of $61,540 and $368,522, respectively, which is included in operating expenses in the accompanying statements of operations, as a result of the adoption of SFAS No. 123(R). The effect of the change in applying the original provisions of SFAS No. 123 resulted in an increase in the loss from continuing operations, loss before taxes, net loss, and basic and diluted loss per share in the three and nine month periods ended September 30, 2006 are as follows:

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


                                     For the Three Months Ended  For the Nine Months Ended
                                          September 30, 2006         September 30, 2006
                                   ---------------------------- ------------------------------
                                      SFAS 123R      APB 25       SFAS 123R        APB 25
                                   -------------  ------------  -------------  ---------------
Loss from continuing operations
 before income taxes and
 discontinued operations           $   (935,408)  $   (873,868)  $ (3,806,640)  $ (3,438,118)
                                   ============= ============== ============== ==============
Net loss                           $ (1,625,525)  $ (1,563,985)  $ (4,627,142)  $ (4,258,620)
                                   ============= ============== ============== ==============
Basic loss per share               $      (0.03)  $      (0.03)  $      (0.10)  $      (0.08)
                                   ============= ============== ============== ==============
Diluted loss per share             $      (0.03)  $      (0.03)  $      (0.10)  $      (0.08)
                                   ============= ============== ============== ==============


The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

                                       For the Three       For the Nine
                                       Months Ended        Months Ended
                                       September 30, 2005  September 30, 2005
                                       ------------------  ------------------
Net income (loss), as restated         $         (29,063)  $          50,851

Add: Share-based employee compensation
expense included in net income, net of
related tax effects, as reported                       -                   -

Deduct: Share-based employee compensation
expense determined under the fair value
method, net of related tax effects
- pro forma                                     (839,874)           (259,601)
                                       ------------------  ------------------
Net income (loss)- Pro forma           $        (868,937)  $        (208,750)
                                       ================== ===================
Net income (loss) per common share, as reported
  Basic                                $               -   $               -
                                       =================== ==================
  Diluted                              $               -   $               -
                                       =================== ==================
Net income (loss) per common share, proforma
  Basic                                $               -   $               -
                                       =================== ==================
  Diluted                              $               -   $               -
                                       =================== ==================

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company has four stock option plans: The 2003 Stock Compensation Plan (the "2003 Plan"), the 2004 Non-Qualified Stock and Stock Option Plan (the "2004 Plan"), the 2005 Non-Qualified Stock and Stock Option Plan (the "2005 Plan") and the 2006 Stock Incentive Plan (the "2006 Plan"). The 2003 Plan was adopted on April 1, 2003 and reserved ten million shares of the Company's common stock for grant under the plan to directors, key employees and independent contractors who provide services to the Company. The 2003 Plan is administered by the Board of Directors. All options must be exercised within ten years of the date granted and may not be less than 100% of the fair market value of the Company's common shares on the date of grant.

Under the 2004 2005 and 2006 Plans, two, twelve and eight million shares, respectively, of the Company's common stock are reserved for grant to officers, directors, employees, consultants and others. The 2004 2005 and 2006 Plans are administered by the Compensation Committee of the Board of Directors. All options must be granted within ten years of the adoption of the plan. Additionally, any options granted to a shareholder who owns at least a ten percent interest in the Company have a maximum term of ten years. All expenses of administering the 2003, 2004, 2005 and 2006 Plans are borne by the Company.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan as of September 30, 2006 is as follows:

                         Shares Reserved for Grant  Awards Available for Grant
                         -------------------------  --------------------------
  2003 Plan                     10,000,000                    -

  2004 Plan                      2,000,000                    -

  2005 Plan                     12,000,000                    -

  2006 Plan                      8,000,000                2,264,696
                         -------------------------  -------------------------

  Total                         32,000,000                2,264,696
                         ========================= ==========================
The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period. Typically, employee awards vest monthly over a three year period, although awards are sometimes granted with immediate vesting and in certain cases, vesting of awards has been accelerated. Options are generally granted with an exercise price equal to the market

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

price of the Company's stock at the date of grant, although in certain instances, the exercise price has been higher than the market price on the date of grant.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option-pricing model are as follows:

                                                        2006        2005
                                                        -----       -----
Risk-free interest rate                                 5.15%       4.00%
Expected life of the options                            5.00 yrs    5.00 yrs
Expected volatility                                      322%        282%
Expected dividend yield                                    -           -

The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.

The fair value calculations are based on the following assumptions:

                                                 2006                2005
                                                 ----                ----
Risk-free interest rate                   4.86% - 5.15%       4.00% - 4.50%
Expected life of the options                   5.00 yrs            5.00 yrs
Expected volatility                         297% - 322%         276% - 282%
Expected dividend yield                              -                   -

A summary of option activity under the Company's stock equity plans during the nine months ended September 30, 2006 is as follows:

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

                                                      Weighted
                                                      Average
                                            Weighted  Remaining   Aggregate
                                 Number of  Average   Contractual Intrinsic
                                 Shares (in Exercise  Term (in    Value (in
                                 Thousands) Price     Years)      Thousands)
                                 ---------- --------- ----------- ----------
 Outstanding at January 1, 2006     9,184     $0.33
    Granted                         1,975     $0.19
    Forfeited                      (1,146)    $0.30
    Exercised                         (60)    $0.18
                                 ---------- ---------
 Outstanding at Sept. 30, 2006      9,953     $0.32      4.45      $ 3,167
                                 ========== ========= ===========  ========
 Vested and expected to vest at
 September 30, 2006                 9,455     $0.32      3.08      $ 2,192
                                 ========== ========= ============ ========
 Exercisable at Sept. 30, 2006      6,734     $0.32      3.01      $ 2,143
                                 ========== ========= ============ ========

As of September 30, 2006, there was $638,947 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.9 weighted average years.

The per share weighted average fair value of options granted during the three months ended September 30, 2006 and September 30, 2005 was $0.23 and $0.27, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and September 30, 2005 was approximately $ 0 and $24,000, respectively.

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

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At various times throughout the three and nine months ended September 30, 2006, the Company's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Three major customers accounted for 66% and 72% of the net revenue for the nine months ended September 30, 2006 and 2005, respectively. Accounts receivable from these major customers amounted to $46,972 and $532,761 as of September 30, 2006 and 2005, respectively.

A significant portion of the Company's business is located in California and New Mexico and is subject to economic conditions and regulations in those areas.

On September 26, 2006, the Company received notice from the State of Rhode Island that it was terminating the contractual arrangements under which DCI provides temporary employee services to agencies of the State (the "Rhode Island Contract"). As a result of receiving the notice of termination, DCI terminated the employment of approximately 360 employees who provided services under the Rhode Island Contract. The Rhode Island Contract represented approximately $2.5 million and $7.7 million of the Company's revenues for the three and nine months ended September 30, 2006 and $2.6 million and $8.4 million of the Company's revenue for the three and nine months ended September 30, 2005. The working capital required to fulfill this contract was significant and as a result, the termination has reduced the working capital requirements of DCI.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

The Company utilizes a limited number of suppliers for the GPS device components. The Company has alternate sources to supply its products should the need arise.

Recent Accounting Pronouncements

In September 2006, the FASB adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would using in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 ("SAB 108") to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

NOTE 3 - DISCONTINUED OPERATIONS

In September 2006, substantially all of the employees of the Company's communications business segment resigned or were terminated. As a result, the Company does not expect

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 3 - DISCONTINUED OPERATIONS, continued

this segment to make a material contribution to its results of operations going forward. On September 15, 2006, the Company entered into an assignment and assumption agreement to sell certain assets used in connection with the services provided by BluBat. The consideration was the assumption of certain liabilities related to these assets.

In accordance with SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets," the assets and liabilities related to this transaction were liquidated as of September 30, 2006. In addition, operations associated with these assets and liabilities and the loss on the sale have been classified as loss from discontinued operations in the accompanying consolidated statements of operations.

Discontinued operations' results were as follows:



                                         For the Three Months Ended   For the Nine Months Ended
                                               September 30,                September 30,
                                              2006         2005          2006           2005
                                        ------------- ------------- ------------- --------------
Results of discontinued operations:

  Net sales                             $    454,175  $          -  $  1,368,564  $         -
                                        ============= ============= ============= ==============
  Loss before income taxes                   148,966             -       278,551            -
                                        ============= ============= ============= ==============
Loss on sale of discontinued operations:

  Sales price                                      -             -             -            -
  Net assets sold                            541,151             -       541,151            -
                                        ============= ============= ============= ==============
  Loss on sale                               541,151             -       541,151            -
                                        ============= ============= ============= ==============
  Income(loss)from discontinued
    operations before income taxes           690,117             -       819,702            -
  Income taxes                                     -             -             -            -
                                        ============= ============= ============= ==============
  Income(loss)from discontinued
  operations                            $    690,117  $          -  $    819,702  $         -
                                        ============= ============= ============= ==============




           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 4 - NOTES RECEIVABLE

On June 30, 2006, the Company entered into an agreement with Huron. Pursuant to the agreement, the Company sold to Huron 700 units of its Panther Trak asset tracking device, related inventory and certain other assets including its BounceGPS trademark for $450,000 in cash and a $250,000 promissory note. The promissory note has a term of two years (with quarterly amortization and payments of principal of $31,250, plus accrued interest) and bears interest at 9% per annum. Interest income for the three and nine months ended September 30, 2006 was $3,781. There was no interest paid during the three or nine months ended September 30, 2006.

Huron also assumed certain liabilities related to the Company's small fleet/sub-prime lending market operations. The Company will receive a royalty stream equal to 2% of net revenue from Huron's sales of asset tracking devices based substantially on the licensed technology and 5% of net revenue from its sales of asset management solutions based substantially on the licensed technology.

Huron did not remit the accrued interest and principal payment due October 1, 2006, claiming performance issues with the operation of the BounceGPS software. As a result, the Company issued a notice of default to Huron demanding immediate repayment in full. The Company believes it will ultimately collect approximately $150,000 on the note and has accrued an allowance for doubtful debt of $100,000 for the three and nine months ended September 30, 2006, respectively.

As part of the purchase of certain assets of CBSi the Company purchased a note receivable of $100,000 due from MBSi. The Company made an additional advance under the note of $30,000 during the nine months ended September 30, 2005 and $50,000 during the nine months ended September 30, 2006.

On July 6, 2006, the Company and Mr. Camping terminated the employment agreement between them. In consideration of the termination of the employment agreement and mutual release of any claims, the Company transferred to Mr. Camping $110,000 of the principal amount of the note receivable from MBSi, forgave the accrued interest on the MBSi note receivable of $8,916 and the payment of $25,000 in other receivables. The Company also accepted a $50,000 payment from MBSi in satisfaction of MBSi's remaining obligations to the Company. The Company recorded a note prepayment discount of $53,916 during the nine months ended September 30, 2006.

The Company recorded interest income of $242 and $6,456 related to the notes during the three and nine months ended September 30, 2006, respectively.

NOTE 5 - NOTES PAYABLE - OFFICERS

The Company received deposits in one of its bank accounts totaling $550,000 during the period from August 8, 2006 through August 21, 2006 and, based on representations

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 5 - NOTES PAYABLE - OFFICERS, continued

from the individuals involved, has determined that the deposits were advanced on behalf of Derek K. Nguyen, the Company's Chief Information Officer and Keith D. Nguyen, the Company's President and a member of its Board of Directors. The funds were used to meet the August 2006 payroll obligations and August 2006 principal and interest payment to Laurus Master Fund, Ltd., due to unanticipated delays in the Company's collection of its accounts receivable.

The Company entered into a promissory note with each of Derek K. Nguyen and Keith D. Nguyen (in the amounts of $250,000 and $300,000, respectively) to evidence the deposits (collectively, the "Officer Loans"). The Officer Loans are unsecured, are subordinated to the Company's senior secured indebtedness, are non-transferable and bear interest at 6% per annum. All amounts advanced under the Officer Loans are due and payable in monthly installments of $20,833 beginning October 8, 2006 through August 17, 2007.

Notes payable to officers as of September 30, 2005 are unsecured, payable on demand and bear interest at an annual rate of 6 percent on the unpaid principal balance. The balance on the notes payable to the officers amounted to $31,624 as of September 30, 2005.

The Company repaid $0 and $50,000 of the notes payable to officers during the three and nine month periods ended September 30, 2006, respectively. Interest expense on these notes for the three months ended September 30, 2006 and 2005 amounted to $888 and $3,191, respectively. Interest expense on these notes for the nine months ended September 30, 2006 and 2005 amounted to $1,388 and $5,548, respectively.

In connection with private placement of the Company's 10% secured convertible term notes and attached warrants subsequent to September 30, 2006 (see Note
11), an officer and director of the Company also agreed to exchange his $300,000 promissory note payable by the Company for $300,000 principal amount of secured convertible promissory notes and warrants to purchase 15,000,000 shares of stock. The Company received no additional proceeds from the exchange. The Company is in the process of determining whether this transaction qualifies as a debt extinguishment under EITF 98-16. The effects of this transaction will be reflected in the Company's consolidated financial statements for the year ending December 31, 2006.

NOTE 6 - NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2006:

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 6 - NOTES PAYABLE, continued
                                                       Current     Long-term
                                                      ----------- -----------
Note secured by all assets, interest rate of
  prime plus 2% (totaling 10.25% as of Sept. 30,
  2006) payable in monthly principal installments
  of $25,000 commencing January 1, 2007,
  increasing to $50,000 on July 1, 2007 through
  December 31, 2007 with a balloon payment due
  December 31, 2008, plus unpaid interest             $   300,000 $ 1,101,468

Other                                                      15,390           -
                                                      ----------- -----------
                                                      $   315,390 $ 1,101,468
                                                      =========== ===========

Notes payable consisted of the following as of September 30, 2005:

                                                        Current    Long-term
                                                       ---------   ----------
Unsecured note, interest rate 6%, interest
 payable at the end of the term or on demand,
 past due and immediately payable                          50,000           -
Unsecured note, interest rate 6%, interest
 payable at the end of the term or on demand,
 past due and immediately payable                         100,000           -
Note secured by computer equipment, interest
 rate 10% payable in monthly installments of
 principal and interest of $1,953 over 20 months           19,263      12,842
Note secured by computer equipment, interest
 rate 10% payable in monthly installments of
 Principal and interest of $4,273 over 18 months           46,764      23,382
                                                       ----------  ----------
                                                       $  216,027  $   36,224
                                                       ==========  ==========

Interest expense on these notes for the three months ended September 30, 2006 and 2005 was $73,321 and $ 3,501, respectively. Interest expense on these notes for the nine months ended September 30, 2006 and 2005 was $194,638 and $11,817, respectively.

NOTE 7 - CONVERTIBLE DEBT

On January 20, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, the Company issued to Laurus a Secured Term Note (the "New Note") in the principal amount of $3,250,000 and redeemed the $3,000,000 original principal amount under the Secured Convertible Term Note which had an original maturity date of June 25, 2007 (the "Old Note") held by Laurus. The New Note, which is not convertible, bears interest at the coupon rate of the Wall Street Journal prime rate plus 2.00% (or 10.25% as of September

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 7 - CONVERTIBLE DEBT, continued

30, 2006) and is subject to a floor interest rate of 8.00%. The New Note matures on December 31, 2007. The initial monthly principal payment of $154,762 was due on April 1, 2006. On March 31, 2006, the New Note was amended to defer the date of initial monthly principal payment thereunder from April 1, 2006 to May 1, 2006. The amount of the April installment was added to the principal of the New Note to be repaid by the Company at maturity. On April 29, 2006, the Company issued 40,000 shares of common stock to Laurus as consideration for the amendment, valued at $9,200.

In connection with the sale of the New Note to Laurus, the Company issued to Laurus an option to purchase 1,560,000 shares of the Company's common stock for $0.001 per share in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The value of these options was $390,000 on January 20, 2006 and was recorded as a component of the loss on extinguishment of debt in the accompanying consolidated statement of operations for the nine months ended September 30, 2006. The options are marked to market at each reporting date as a result of the warrants registration rights. The decrease in the fair value of the warrants of $271,800 and $469,887 for the three and nine months ended September 30, 2006, respectively, is included in other income in the accompanying consolidated statements of operations.

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

Since the modification of the New Note results in terms that, pursuant to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" are substantially different from the terms of the Old Note, the modification was recorded as an extinguishment of debt. A charge of $1,337,859 was recorded in the consolidated statement of operations during the nine months ended September 30, 2006, representing the amount of fees paid to Laurus ($151,278) and third parties ($12,000) to cancel the Old Note and issue the New Note, the amount of unamortized debt discount ($818,848), the amount of unamortized debt issuance costs ($146,977) and the amount associated with the options issued to Laurus in connection with the sale of the New Note ($390,000), less the fair value of the derivative and warrant liabilities associated with the conversion feature of the Old Note ($181,244).

The New Note is collateralized by a security interest in substantially all of the Company's assets and the assets of the Company's subsidiaries pursuant to a Master Security Agreement by and among Laurus, the Company and its subsidiaries entered into

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 7 - CONVERTIBLE DEBT, continued

concurrently with the Agreement (the "New Master Security Agreement") and
other related security agreements.   The Company's obligations under the New
Note are guaranteed by each of its subsidiaries.

The Company filed a registration statement on Form SB-2 for the shares of common stock issuable upon exercise of the warrants granted to Laurus under both the Old Note and the New Note, pursuant to a Registration Rights Agreement by and between Laurus and the Company entered into concurrently with the Agreement (the "New Registration Rights Agreement"). On October 17, 2006, the Company withdrew the registration statement, which had not yet been declared effective.

On September 1, 2006, Laurus issued a notice of default to the Company citing various events of default, as defined in the New Note, including, without limitation, the admission by the Company, in writing, of its inability to pay its debts as they became due. Under the terms of the New Master Security Agreement, all cash collected under DCI's lockbox arrangement were remitted directly to Laurus. During the three and nine months ended September 30, 2006, cash collections of $1,539,008 were offset against the balance due under the New Note. Additional default provisions would have caused the amount of the principal balance to increase to 130% of the then-outstanding principal and be subject to acceleration. However, this was not enforced by Laurus.

On October 31, 2006, the Company entered into an Amended and Restated Secured Term Note (the "Secured Term Note") with Laurus (see Note 11). Pursuant to the Secured Term Note, the Company is obligated to make monthly principal payments of $25,000 per month beginning January 1, 2007 and increasing to $50,000 per month beginning July 1, 2007 through maturity at December 31, 2008. As of October 31, 2006, DataLogic had $1,364,976 principal amount outstanding under the Secured Term Note. The Company is in the process of determining whether this transaction qualifies as a debt extinguishment under EITF 98-16. The effects of this transaction will be reflected in the Company's consolidated financial statements for the year ending December 31, 2006.

In connection with the restructuring of the Secured Term Note, Laurus withdrew its notice of default by DataLogic and released the hold it had placed on DataLogic's accounts receivable "lockbox" account.

The Secured Term Note may be prepaid by the Company at any time by paying 103 percent of the principal amount outstanding plus accrued but unpaid interest. Following an event of default, additional interest of 2 percent per month will be payable until the event of default is cured or waived. Additionally, Laurus may demand immediate repayment of 130 percent of the outstanding principal amount plus accrued but unpaid interest.

The Old Note was entered into on June 25, 2004 with Laurus in connection with a private placement of a convertible term note issued by the Company in the principal amount of

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 7 - CONVERTIBLE DEBT, continued

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

Because the Old Notes were not conventional convertible debt, the Company was also required to record the related warrants at their fair values. The total of the Laurus-related derivative and warrant liabilities at June 25, 2004 totaled $1,712,588, which was recorded to debt discount, and was being amortized to interest expense through the redemption date of the Old Note.
The debt discount was offset against the long-term portion of the Old Note on the consolidated balance sheet. The balance of the unamortized debt discount of $818,848 was written off in January 2006 in connection with the redemption of the Old Note and is included in the loss on extinguishment of debt in the consolidated statement of operations for the nine months ended September 30, 2006. The Company has recorded amortization expense of $ 0 and $143,889 for the three months ended September 30, 2006 and 2005, respectively. The Company has recorded amortization expense of $31,280 and $426,975 for the nine months ended September 30, 2006 and 2005, respectively.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 7 - CONVERTIBLE DEBT, continued

During the three and nine months ended September 30, 2005, the fair value of the warrant and derivative liabilities decreased by $35,958 and $1,168,908, respectively. The change in warrant and derivative liabilities is reflected as a component of other income (expense) in the accompanying consolidated statements of operations.

In February 2005, 300,113 shares were issued as payment of principal and interest on the Old Note of $106,061 and $19,987, respectively.

The balance of the New Note as of September 30, 2006 was $300,000 and $1,101,468 for the current and long-term portions, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock
------------

During the nine months ended September 30, 2006 and 2005, the Company issued shares of its common stock as follows:

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 9 - STOCKHOLDERS' EQUITY, continued

2006
----

On May 23, 2006, the Company closed on $1,625,000 in gross proceeds from a private placement of shares of common stock and common stock purchase warrants.

In the private placement, the Company offered and sold the shares of common stock and common stock purchase warrants together as a unit, at a purchase price of $0.20 per unit. For each share of common stock in the unit, each purchaser also received warrants to purchase the number of Class A warrants equal to forty percent of the number of common shares purchased and Class B warrants equal to twenty-five percent of the number of common shares purchased. Class A warrants have an exercise price of $0.35 per share and Class B warrants have an exercise price of $0.45 per share. Both classes of warrants are exercisable beginning November 23, 2006 and have a 5-1/2 year term, expiring November 23, 2011. The gross proceeds of $1,625,000 raised in the private placement resulted in the sale and issuance to the investors a total of 8,125,000 shares of common stock, Class A warrants to purchase 3,250,000 shares of common stock and Class B warrants to purchase an additional 2,031,250 shares of common stock. The private placement shares and warrants were offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act.

In connection with the private placement, the Company paid to the placement agent consideration consisting of (a) a cash sales commission (including a non-accountable expense allowance) of $130,000 (representing 8% of the gross proceeds raised in the private placement), (b) warrants to purchase 650,000 shares of common stock (representing 8% of the aggregate number of shares of common stock sold in the private placement), with each warrant having an exercise price of $0.20 per share, (c) warrants to purchase 260,000 shares of common stock (representing 8% of the aggregate number of shares of common stock underlying the Class A common stock purchase warrants sold in the private placement), with each warrant having an exercise price of $0.35 per share, and (d) warrants to purchase 162,500 shares of common stock (representing 8% of the aggregate number of shares of common stock underlying the Class B common stock purchase warrants sold in the private placement), with each warrant having an exercise price of $0.45 per share. Each of the warrants issued to the placement agent is exercisable beginning November 23, 2006 and expiring on November 23, 2011. The Company also agreed to pay legal fees in the amount of $10,000 on behalf of the investors in the private placement.
                                31

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 9 - STOCKHOLDERS' EQUITY, continued

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") for the shares sold in the private financing and the shares underlying the warrants. On October 17, 2006, the Company withdrew the registration statement, which was not yet declared effective. The private placement agreement stipulated that if the registration statement is not filed or declared effective within certain time frames, the investors will be entitled to monetary liquidated damages equal to 1.0% of the total amount invested by such investor in the private placement, plus an additional 1.0% liquidated damages for each 30-day period thereafter, up to a maximum liquidated damages amount of not more than 9% of the amount invested by each investor. The Company anticipates that, in connection with the new agreement, the investors will waive the above damages.

The Company granted the investors in the private placement "most favored nations" rights. Specifically, during the 12-month period after the closing of the private placement, if the Company or a subsidiary consummates another financing of common stock, common stock equivalents or debt securities, the investors will have the right to exchange any remaining shares that they purchased in the private placement for the securities offered in the new financing. The Company anticipates that, as a result of the officer notes entered into in the third quarter and pursuant to the terms of "most favored nations" rights clause and additional private placement, the Company will issue an additional $2,450,000 principal amount of secured convertible promissory notes and warrants to purchase 122,500,000 shares of common stock to its May 2006 private placement investors in exchange for the 8,125,000 shares of common stock issued in the May 2006 private placement. The Company will receive no additional proceeds from the exchange (See Notes 4 and 11). The investors who have exercised their exchange rights have also agreed to release the Company from any claims relating to the May 2006 private placement, including the Company's non-compliance with the registration obligations discussed above. The Company is in discussions with the remaining May 2006 private placement investors regarding the exercise of their exchange rights.

During the nine months ended September 30, 2006, the Company issued 40,000 shares of common stock in payment of interest of $9,200 (see Note 6). The Company issued 332,708 shares of common stock that were committed to be issued at December 31, 2005 and the Company issued 627,867 shares of common stock for management and consulting services amounting to $93,108 during the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the Company issued 80,000 shares of its common stock that were committed to be issued as of December 31, 2005 for the exercise of stock options with an exercise price of $0.24 per share for cash proceeds of $19,200 in 2005 and the Company issued 20,000 shares of its common stock that were committed to be issued as of December 31, 2005 for the exercise of stock options with an exercise price of $0.15 per share for cash proceeds of $3,000 in 2005.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 9 - STOCKHOLDERS' EQUITY, continued

During the nine months ended September 30, 2006, the Company issued 8,696 shares that were committed to be issued as of December 31, 2005 for accounts payable amounting to $2,000.

On September 30, 2006, the Company committed to issue 100,000 shares for consulting services.

2005
----

During the nine months ended September 30, 2005, the Company issued 300,113 shares of its common stock as payment of principal and interest valued at $106,061 and $ 19,987, respectively. In addition, the Company issued 20,000 shares in connection with the exercise of stock options totaling $3,000.

The Company issued 117,664 shares of restricted common stock related to the purchase of certain assets of ISS.

The Company issued 376,104 shares of common stock for officer compensation amounting to $107,333.

The Company issued 82,332 shares of common stock for consulting services amounting $25,500.

As of September 30, 2005, the balance in shares to be issued consisted of 3,003,534 shares valued at $850,000 related to the purchase of certain assets of CBSi, $24,000 related to the exercise of 160,000 options, officer compensation of $67,758 and consulting services of $66,460. The shares for options, officer compensation and consulting services, totaling 593,393 shares, were issued in October 2005.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 10 - RELATED PARTY TRANSACTIONS

In 2004 the Company entered into a service agreement with IPN principals in which the Company granted 1,500,000 options to IPN management to be vested over a period of two years. On October 1, 2005, the management agreement was terminated and 825,000 options were cancelled. Additionally, on October 1, 2005, the Company entered into a commission only sales consulting agreement with one of the IPN principals.

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

Further, they shall receive stock option grants of no less than 100,000 shares per quarter vesting over two years with an exercise price equal to the average closing price for the Company's common stock for the five trading days immediately preceding and following the grant date. The Company granted 100,000 and 200,000 options to these employees during the three months ended September 30, 2006 and 2005, respectively and 700,000 and 600,000 options during the nine months ended September 30, 2006 and 2005, respectively.

As part of the purchase of certain assets of CBSi, the Company assumed an agreement with MBSi Capital Corp., ("MBSi") an entity majority owned by Mr. Walt Camping, a former officer, director and shareholder of the Company. Under the terms of the agreement, MBSi was to provide customer and technical support for GPS clients of the Company on a per unit basis. This agreement was terminated on March 31, 2006. During the nine months ended September 30, 2006, no payments were made under this agreement.

On March 21, 2006, the Company entered into two agreements with Monarch Bay Management Company, L.L.C. ("MBMC"): (a) an agreement for corporate development strategy and execution services and (b) an agreement for chief financial officer services. Keith Moore, our Chief Executive Officer, is a member of MBMC.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 10 - RELATED PARTY TRANSACTIONS, continued

Corporate Development Services Agreement. Under the corporate development services agreement with MBMC, the Company will pay to MBMC a monthly fee of $7,000 (or $14,000 in the case of the initial payment). The monthly fee is payable $3,000 in cash and $4,000 in shares of common stock ($6,000 in cash and $8,000 in shares of common stock in the case of the initial payment).

The number of shares of common stock to be issued will calculated based on the average closing price of the Company's common stock for the last ten days of each month in which the monthly fee is earned. The Company issued, pursuant to this agreement, 209,053 common stock shares during the nine months ended September 30, 2006. The Company will also reimburse MBMC for certain expenses in connection with providing services.

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

Chief Financial Officer Services Agreement. Under the chief financial officer services agreement with MBMC, the Company will pay to MBMC a monthly fee of $6,250 in cash. The Company will also reimburse MBMC for certain expenses in connection with providing services to it. The initial term of the agreement expires on March 31, 2007 and renews thereafter on an annual basis unless terminated by either party. The agreement was terminated on April 27, 2006. During the nine months ended September 30, 2006, the Company incurred $51,083 in connection with the above agreements.

On July 6, 2006, the Company and Mr. Camping terminated the employment agreement between them. In consideration of the termination of the employment agreement and mutual release of any claims, the Company transferred to Mr. Camping $110,000 of the principal amount of the note receivable from MBSi, forgave the accrued interest on the MBSi note receivable of $8,916 and the payment of $25,000 in other receivables. The Company also accepted a $50,000 payment from MBSi in satisfaction of MBSi's remaining obligations to the Company. The Company recorded a note prepayment discount of $53,916 during the nine months ended September 30, 2006.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 10 - RELATED PARTY TRANSACTIONS, continued

The Company received deposits totaling $550,000 during the period from August 8, 2006 through August 21, 2006 and, based on representations from the individuals involved, has determined that the deposits were advanced on behalf of Derek K. Nguyen, the Company's Chief Information Officer and Keith D. Nguyen, the Company's President and a member of its Board of Directors. The funds were used to meet the August 2006 payroll obligations and August 2006 principal and interest payment to Laurus Master Fund, Ltd., due to unanticipated delays in the Company's collection of its accounts receivable.

The Company entered into a promissory note with each of Derek K. Nguyen and Keith D. Nguyen (in the amount of $250,000, $300,000, respectively) to evidence the deposits (collectively, the "Officer Loans"). The Officer Loans are unsecured, are subordinated to the Company's senior secured indebtedness, are non-transferable and bear interest at 6% per annum. All amounts advanced under the Officer Loans are due and payable in monthly installments beginning October 8, 2006 through August 17, 2007.

In connection with private placement of the Company's 10% secured convertible term notes and attached warrants (see Note 11), Keith D. Nguyen exchanged his $300,000 Officer Loan for $300,000 principal amount of secured convertible promissory notes and warrants to purchase 15,000,000 shares of stock. The Company received no additional proceeds from the exchange.

NOTE 11 - SUBSEQUENT EVENTS

On October 31, 2006, the Company entered into the Secured Term Note with Laurus. Pursuant to the Secured Term Note, the Company is obligated to make monthly principal payments of $25,000 per month beginning January 1, 2007 and increasing to $50,000 per month beginning July 1, 2007 through maturity at December 31, 2008. As of October 31, 2006, DataLogic had $1,364,976 principal amount outstanding under the Secured Term Note.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 11 - SUBSEQUENT EVENTS, continued

In connection with the restructuring of the Secured Term Note, Laurus withdrew its notice of default by DataLogic and released the hold it had placed on the Company's accounts receivable "lockbox" account.

On October 31 2006, the Company closed on $412,500 in gross proceeds from the private placement of its 10% secured convertible promissory notes and common stock warrants to purchase 20,625,000 shares of common stock.

The secured convertible promissory notes pay interest at the rate of 10% per annum, are due October 31 2008, begin amortization of principal on February 15, 2007, are secured by all of the assets of the Company and are convertible into common stock at an initial conversion price of $0.02 per share. The common stock purchase warrants have an exercise price of $0.04 per share. The warrants will be exercisable for a three-year period beginning on the date a resale registration statement for the shares underlying the secured convertible promissory notes and warrants is declared effective by the Securities and Exchange Commission (the "SEC"). The private placement of notes and warrants was offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

As a result of the private placement and pursuant to the terms of "most favored nations" rights granted to investors in DataLogic's May 2006 private placement, the Company anticipates that it will issue an additional $2,450,000 principal amount of secured convertible promissory notes and warrants to purchase 122,500,000 shares of common stock to its May 2006 private placement investors in exchange for up to 8,125,000 shares of common stock issued in the May 2006 private placement. The Company received no additional proceeds from the exchange (see Note 5).

In the transaction, an officer and director of the Company also agreed to exchange a $300,000 promissory note payable by the Company for $300,000 principal amount of secured convertible promissory notes and warrants to purchase 15,000,000 shares of stock. The Company received no additional proceeds from the exchange.

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 11 - SUBSEQUENT EVENTS, continued

In connection with the private placement, the Company paid the placement agent consideration consisting of (a) a cash sales commission (including a non-accountable expense allowance) of $33,000 (representing 8% of the gross proceeds raised in the private placement), (b) warrants to purchase
1,650,000 shares of common stock (representing 8% of the aggregate number of shares of common stock issuable upon conversion of the secured convertible promissory notes sold in the private placement), with each warrant having an exercise price of $0.02 per share, and (c) warrants to purchase 1,650,000 shares of common stock (representing 8% of the aggregate number of shares of common stock underlying the common stock purchase warrants sold in the private placement), with each warrant having an exercise price of $0.04 per share. Each of the warrants issued to the placement agent is exercisable for a three-year period beginning on the date a resale registration statement for the shares underlying the secured convertible promissory notes and warrants is declared effective by the Securities and Exchange Commission. DataLogic also agreed to pay legal fees in the amount of $25,000 to legal counsel for the investors in the private placement.

Under the terms of the financing, the Company has agreed to use best efforts to obtain stockholder approval to (i) increase the authorized shares of its common stock to a number that is not less than 100% of the maximum number of shares of common stock which would be issuable upon conversion of the secured convertible promissory notes and exercise of the warrants, and (ii) effect a reverse stock split so that its common stock is quoted on the OTC Bulletin Board at a price per share of not less than $1.00 immediately following the reverse stock split.

The Company also agreed to prepare and file a resale registration statement with the SEC for the shares sold in the private financing and the shares underlying the warrants. Specifically, the Company is obligated to (a) file a registration statement with the SEC on or before February 15, 2007, and (b) use its best efforts to have the registration statement declared effective not later than May 16, 2007 (or by June 15, 2007 if the registration statement receives a full review by the SEC). If the registration statement is not filed or declared effective within these time frames, the investors will be entitled to monetary liquidated damages equal to 1.0% of the total amount invested by such investor in the private placement, plus an additional 1.0% liquidated damages for each 30-day period thereafter, up to a maximum liquidated damages amount of not more than 9% of the amount invested by each investor. The Company is obligated to maintain the effectiveness of the registration statement
                                38

           DATALOGIC INTERNATIONAL, INC. & SUBSIDIARIES
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 11 - SUBSEQUENT EVENTS, continued

for up to two years.

The Company also granted the investors in the private placement "most favored nations" rights. Specifically, during the 12-month period after the closing of the private placement, if the Company consummates another financing of common stock, common stock equivalents or debt securities, the investors will have the right to exchange any remaining shares that they purchased in the private placement for the securities offered in the new financing.

The Company is in the process of assessing the appropriate accounting for all of these financing transactions subsequent to September 30, 2006 and of effecting the reverse stock split.

On October 31, 2006, Derek K. Nguyen resigned as a member of the Board of Directors. Mr. Nguyen's resignation was not because of a disagreement with the Company on any matter relating to its operations, policies, or practices. He will continue to serve as the Company's Chief Information Officer.

On October 31, 2006, the Board of Directors appointed Alexander Kreger as a member of the Board of Directors to fill the vacancy resulting from Mr. Nguyen's resignation.

In October 2006, the Company issued 100,000 shares that were committed to be issued at September 30, 2006.

On November 14, 2006, the Company awarded 2,500,000 shares of restricted Common Stock to each of the three members of its Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

We are an IT solutions company. We leverage our technology expertise, customer relationships and supplier channels to develop solutions addressing markets with attractive growth characteristics, such as strategic IT outsourcing.

We provide IT outsourcing and consulting services to a broad range of U.S. and international governmental agencies and commercial enterprises. Our consulting services include project management and systems analysis, design, implementation, testing and maintenance. We also provide short and long-term staffing solutions.

Company Strategy

Our objective is to grow the core businesses through a combination of organic and acquired growth. The key elements to our strategy are:

      . Further penetrate vertical markets in which we have or are developing reference customers. We have developed relationships with customers in selected vertical markets, such as public safety.
         We are leveraging our relationships with these customers and our knowledge of their needs to attract other potential customers in these markets. In other vertical markets, we intend to replicate the model of deploying our solutions with a leading reference customer and leveraging this relationship and our market expertise to attract other customers in those markets.
      . Exploit cross-selling opportunities to our existing customers. We plan to focus our sales efforts toward our existing customers to expand the scope of the solutions we provide to them.
      . Enhance our product development, sales and customer support infrastructure. We intend to continue making investments in our corporate infrastructure, including product development, sales, implementation, and customer support.
      . Create new value-added products and services for our customers. We will continue to add new features and functionality to our solutions and develop new product and service platforms that take advantage of improvements that are being made in IT and other technologies.
      .  Acquire complementary businesses and technologies.  We intend to build our revenue base and solutions by selectively acquiring complementary businesses and technologies. We target companies with the following characteristics: (1) an established market presence in their respective fields, (2) a loyal customer base that can be used to cross-sell other products and services, and (3) products and services that provide recurring, predictable service and maintenance revenue streams.

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

On June 30, 2006, we sold certain assets related to the small fleet/sub-prime lending market operations including the BounceGPS trademark.

In September 2006, substantially all of the employees of the Company's communications business segment resigned or were terminated. As a result, the Company does not expect this segment to make a material contribution to its results of operations going forward.

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

Operations

We provide IT consulting services to a broad range of U.S. and international governmental agencies and commercial enterprises through our wholly owned subsidiary, DataLogic Consulting, Inc. ("DCI"). DCI provides complete IT consulting services that include project management and systems analysis, design, implementation, testing and maintenance. DCI also provides short and long-term staffing solutions.

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


Results of Operations
---------------------

Comparison of the three months ended September 30, 2006 to three months ended September 30, 2005

Net Revenue

The net revenues for the three months ended September 30, 2006 decreased $1,561,548 or 32% to $3,368,767 as compared to net revenues of $4,930,315 for the three months ended September 30, 2005. The decrease in revenues was due to loss of the Rhode Island Contract during the third quarter of 2006.

Gross Profit

The gross profit for the three months ended September 30, 2006 decreased $364,566 to a loss of $11,942 as compared to the gross profit of $352,624 for the three months ended September 30, 2005. The decrease in gross profit was due to decreased in revenue from the loss of the Rhode Island Contract and the discontinued operations.

Operating Expenses

The operating expenses for the three months ended September 30, 2006 were $1,146,411 as compared to the operating expenses of $178,222 for the three months ended September 30, 2005. The increase was due to an impairment of intangibles, the officer buyout, an increase in compensation costs associated with the expensing of stock options (per SFAS 123(R)), an increase in employee benefits, workers compensation, unemployment insurance, and professional fees.

Non-Operating Expenses

Interest expense for the three months ended September 30, 2006 was $48,855 as compared to $236,133 for the three months ended September 30, 2005. The decrease in interest expense was primarily due to a decrease in interest expense associated with the amortization of the debt discount on the convertible term note issued by the Company to Laurus which was refinanced in January 2006. The change in the fair value of derivative and warrant liabilities was $271,800 for the three months ended September 30, 2006 as compared to $35,958 for the three months ended September 30, 2005. The increase was primarily due to decreases in the Company's stock prices in 2006 versus decreases in the Company's stock price in the comparable period of 2005.
Discontinued Operations

The Company had a loss from discontinued operations of $690,117 for the three months ended September 30, 2006 and no loss from discontinued operations for the three months ended September 30, 2005, since the discontinued operation was not initially acquired by the Company until the fourth quarter of 2005.

Net Loss

As a result of the above, the net loss for the three months ended September 30, 2006 was $1,625,525 as compared to the net loss of $29,063 for the three months ended September 30, 2005.

The basic and diluted loss per share was $0.03 during the three months ended September 30, 2006 as compared to the basic and diluted earnings per share of $0.00 in 2005.

Comparison of the nine months ended September 30, 2006 to nine months ended September 30, 2005

Net Revenue

The net revenues for the nine months ended September 30, 2006 decreased $1,031,802 or 8% to $11,750,959 as compared to net revenues of $12,782,761 for the nine months ended September 30, 2005. The decrease in revenues was due to loss of the Rhode Island Contract during the third quarter of 2006.

Gross Profit

The gross profit for the nine months ended September 30, 2006 decreased $740,959 to $572,524 as compared to the gross profit of $1,313,483 for the nine months ended September 30, 2005. The decrease in gross profit was due to decreased in revenue from the loss of the Rhode Island Contract and the discontinued operations.

Operating Expenses

The operating expenses for the nine months ended September 30, 2006 were $3,310,560 as compared to the operating expenses of $1,549,700 for the nine months ended September 30, 2005. The increase was due to an impairment of intangibles, the officer buyout, an increase in compensation costs associated with the expensing of stock options (per SFAS 123(R)), an increase in employee benefits, workers compensation, unemployment insurance, and professional fees. The Company also recorded an impairment of intangibles of $314,375 on its GPS software for the nine months ended September 30, 2006.

Non-Operating Expenses

Interest expense for the nine months ended September 30, 2006 was $225,461 as compared to $679,350 for the nine months ended September 30, 2005. The decrease in interest expense was primarily due to a decrease in interest expense associated with the amortization of the debt discount on the convertible term note issued by the Company to Laurus which was refinanced in January 2006. The change in the fair value of derivative and warrant liabilities was $469,887 for the nine months ended September 30, 2006 as compared to $1,168,908 for the nine months ended September 30, 2005. The decrease was primarily due to decreases in the Company's stock prices in 2006 versus decreases in the Company's stock price in the comparable period of 2005. The Company also recorded a loss from debt extinguishment of $1,337,859 in the nine months ended September 30, 2006 due the Laurus note payoff refinance.

Discontinued Operations

The Company had a loss from discontinued operations of $819,702 for the nine months ended September 30, 2006 and no loss from discontinued operations for the nine months ended September 30, 2005 since the discontinued operation was not initially acquired by the Company until the fourth quarter of 2005.

Net Loss

As a result of the above, the net loss for the nine months ended September 30, 2006 was $4,627,142 as compared to the net profit of $50,851 for the nine months ended September 30, 2005.

The basic and diluted loss per share was $0.10 during the nine months ended September 30, 2006 as compared to the basic and diluted earnings per share of $0.00 in 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had $128,743 in cash and $941,192 in accounts receivable. Our current liabilities consisted of $2,426,296 in accounts payable, deferred revenue, accrued expenses, and current portion of notes payable.

For the nine months ended September 30, 2006, we had a net decrease in cash of $328,037, resulting from $1,374,231 of cash used in our operating activities, $29,635 of cash used in our investing activities, and $1,075,829 of cash provided by our financing activities.

Cash Flows from Operating Activities

Net cash used in our operating activities of $1,374,231 for the nine months ended September 30, 2006 was primarily attributable to a net loss of $4,627,142, offset by the loss on extinguishment of debt in the amount of $1,182,102, and the issuance of or commitment to issue shares and options for services rendered of $474,832. We used more cash in operations for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 due primarily to an increase in our net loss in nine months ended September 30, 2006 over the same period in 2005. The increase in our net loss was primarily attributable to an increase in compensation costs associated with the expensing of stock options (per SFAS 123(R)), an impairment of intangibles, officer buyout, an increase in employee benefits, workers compensation, unemployment insurance, professional fees, bad debt and other one-time costs associated with the restatement of the Company's financial statements.

Cash Flows from Investing Activities

Net cash used in our investing activities of $29,635 for the nine months ended September 30, 2006 was primarily attributable to payments received on notes receivable of $50,000 offset by proceeds from the sale of property and equipment of $24,663.

We used less cash from investing activities for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 due primarily to more property and other acquisitions in 2005 than 2006.

Cash Flows from Financing Activities

Net cash provided by our financing activities of $1,075,829 for the nine months ended September 30, 2006 was comprised of an increase in notes payable proceeds of $3,850,000, proceeds from common stock sales of $1,423,820, offset by the payment of our convertible debt and notes in the amount of $4,197,991.

As of September 30, 2006, we had $128,743 in cash and $941,192 in accounts receivable. Our current liabilities consisted of $2,426,296 in accounts payable, deferred revenue, accrued expenses, and current portion of notes payable.

For the nine months ended September 30, 2006, we had a net decrease in cash of $328,037, resulting from $1,297,663 of cash used in our operating activities, $100,365 of cash used in our investing activities, and $869,261 of cash provided by our financing activities.

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has an accumulated deficit of $8,455,008 at September 30, 2006 and a history of operating losses over the last several years. Additionally, a major customer terminated its consulting contract with the Company during the third quarter of 2006. Management has taken various steps to revise its operating and financial requirements, has obtained additional financing and has revised the repayment terms of existing notes payable. Management believes additional financing will be required to meet the Company's obligations and commitments for the next twelve months.

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

The Secured Note, which is not convertible, bears interest at the coupon rate of the prime rate plus 2.00% (or 10.25% as of September 30, 2006) and is subject to a floor interest rate of 8.00%. The Secured Note is collateralized by a security interest in substantially all of our assets and the assets of
our subsidiaries.   Our obligations under the Secured Note are guaranteed by
each of our subsidiaries.

On March 31, 2006, we obtained an amendment to the Secured Note deferring the date for payment of the initial monthly principal installment from April 1 to May 1, 2006 in exchange for issuing 40,000 shares of our common stock to the holder of the Secured Note.

On May 23, 2006, we closed on a private placement of shares of common stock and common stock purchase warrants which netted the Company $1,423,820. As a result of the private placement and pursuant to the terms of "most favored nations" rights granted to investors in DataLogic's May 2006 private placement, the Company anticipates that it will issue an additional $2,450,000 principal amount of secured convertible promissory notes and warrants to purchase 122,500,000 shares of common stock to its May 2006 private placement investors in exchange for up to 8,125,000 shares of common stock issued in the May 2006 private placement. The Company received no additional proceeds from the exchange.

On October 31, 2006, the Company entered into an Amended and Restated Secured Term Note (the "Secured Term Note") with Laurus. Pursuant to the Secured Term Note, the Company is obligated to make monthly principal payments of $25,000 per month beginning January 1, 2007 and increasing to $50,000 per month beginning July 1, 2007 through maturity at December 31, 2008. As of October 31, 2006, DataLogic had $1,364,976 principal amount outstanding under the Secured Term Note.

On October 31 2006, the Company closed on $412,500 in gross proceeds from the private placement of its 10% secured convertible promissory notes and common stock warrants to purchase 20,625,000 shares of common stock.

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

Other Assets
------------

For the period ended September 30, 2005, other assets consisted of software development costs, website development costs, software licenses and client lists and are recorded at cost.

Website development costs, software licenses and client lists are recorded at cost and amortized using the straight-line method over their estimated useful lives of 3-5 years.

During the quarter ended September 30, 2006, the Company became aware of certain problems with the functionality of the BounceGPS software. Consequently, the Company will no longer be offering these specific software products and has recorded an impairment loss of $314,375, representing the unamortized cost of the software development costs as of September 30, 2006.

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

During the quarter ended September 30, 2006, the Company became aware of certain problems with the functionality of the BounceGPS software. Consequently, the Company will no longer be offering these specific software products and has recorded an impairment loss of $314,375, representing the unamortized cost of the software development costs as of September 30, 2006. Other than this, the Company does not believe there has been any impairment of its long-lived assets as of September 30, 2006.

Beneficial Conversion Feature
-----------------------------

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Forces ("EITF") Issue No. 98-5 ("EITF 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."

If a BCF exists, the Company records it as a debt discount and amortizes it to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Derivative Financial Instruments
--------------------------------

The Company's derivative financial instruments consist of embedded derivatives related to the Laurus notes and warrants entered into in June 2004 and January 2006, since the notes were not conventional convertible debt or the warrants require registration (see Note 7). The embedded derivatives included the conversion feature, monthly payment options, variable interest features, liquidated damages clauses in the registration rights agreement and certain default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

As of September 30, 2006, we had an accumulated deficit of $8,455,008 and net losses of $4,628,696 for the nine months ended September 30, 2006. To achieve profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may continue to be unprofitable.

WE HAVE RECENTLY LOST MAJOR CUSTOMER RELTIONSHIPS AND OPERATIONS WHICH WILL HAVE A MATERIAL AND ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS FOR THE FORESEEABLE FUTURE

On September 26, 2006, the Company received notice from the State of Rhode Island that it was terminating the contractual arrangements under which DCI provides temporary employee services to agencies of the State (the "Rhode Island Contract"). As a result of receiving the notice of termination, DCI terminated the employment of approximately 360 employees who provided services under the Rhode Island Contract. The Rhode Island Contract represented approximately $2.5 million and $7.7 million of the Company's revenues for the three and nine months ended September 30, 2006 and $2.6 million and $8.4 million of the Company's revenue for the three and nine months ended September 30, 2005.

In September 2006, substantially all of the employees of the Company's communications business segment resigned or were terminated. As a result, the Company does not expect this segment to make a material contribution to its results of operations going forward.

As a result of the loss of these customer relationships and operations, the Company expects to generate significantly lower revenues for the foreseeable future.

WE DO NOT HAVE SUFFICIENT CASH ON HAND AND CASH FLOW FROM OPERATIONS TO SERVICE OUR INDEBTEDNESS AND OTHER LIQUIDITY REQUIREMENTS, AND WILL REQUIRE ADDITIONAL NEAR-TERM FINANCING

On October 31, 2006, the Company entered into the Secured Term Note with Laurus. Pursuant to the Secured Term Note, the Company is obligated to make monthly principal payments of $25,000 per month beginning January 1, 2007 and increasing to $50,000 per month beginning July 1, 2007 through maturity at December 31, 2008. As of October 31, 2006, the Company had $1,364,976 principal amount outstanding under the Secured Term Note.

On October 31 2006, we also completed a private placement of our 10% secured convertible promissory notes and common stock purchase warrants.
The secured convertible promissory notes pay interest at the rate of 10% per annum, are due October 31 2008, begin amortization of principal on February 15, 2007, are secured by all of the assets of the Company.

We project that our cash on hand and cash flow generated from operations will not be sufficient to pay monthly principal installments due under our outstanding debt and to fund operational liquidity requirements. As a result, our ability to repay our outstanding debt as well as to continue our operations and growth strategy depend on our ability to access the capital markets in the near term.

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

WE HAVE PLEDGED ALL OF OUR ASSETS TO SECURE THE SECURED DEBT

The Secured Term Note and our 10% secured convertible promissory notes are secured by liens on substantially all of our assets, including our equipment, inventory, contract rights, receivables, general intangibles, and intellectual property. A default by us under our secured debt would enable the holders of our secured debt to take control of substantially all of our assets. If this happens, the holders of our secured debt could force us to substantially curtail or cease our operations and you could lose your entire investment in the Company.

In addition, the existence of the security interests of our secured debt will make it more difficult for us to obtain additional financing required to repay monies borrowed by us, continue our business operations and pursue our growth strategy.

THE SECURED TERM NOTE BECOMES IMMEDIATELY DUE AND PAYABLE UPON DEFAULT AND WE MAY BE REQUIRED TO PAY AN AMOUNT IN EXCESS OF THE OUTSTANDING AMOUNT DUE UNDER THE SECURED NOTE, AND WE MAY BE FORCED TO SELL ALL OF OUR ASSETS

The Secured Term Note becomes immediately due and payable upon an event of default including:

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

If we default on the Secured Term Note and the holder demands all payments due and payable, we will be required to pay 130% of the outstanding principal amount of each note and any interest accrued thereon. Since we do not have sufficient cash to repay such an amount, such a default on the Secured Term Note could materially adversely affect our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could result in the loss of your entire investment in the Company.

We received the consent of Laurus to complete the October 2006 private placement of our 10% secured convertible promissory notes. Laurus's consent was conditioned upon our obtaining the agreement of the note holders to subordinate their rights under the 10% secured convertible promissory notes to Laurus's rights under our Secured Term Note. We have not obtained the required subordination agreements from the note holders. Accordingly, we may be in default of our obligations under our agreements with Laurus. To date, Laurus has not asserted our failure to obtain the subordination agreements as an event of default. However, there can be no assurance that Laurus will not assert such an event of default in the future.

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

ABILITY OF DEREK NGUYEN AND KEITH NGUYEN TO EXERCISE CONTROL

Two of our directors and principal stockholders beneficially owned approximately 30% of the outstanding shares of our common stock at November 30, 2006, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval.

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


ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2006. This evaluation was carried out under the supervision and with the participation of our CFO and CEO, Mr. Keith Moore, the "Certifying Officer"). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2006, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

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

Remediation of Material Weakness in Internal Control

As discussed in Note 1 to its 2005 consolidated financial statements, the

Company has restated its consolidated financial statements for the year ended December 31, 2004 and has restated the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. These restatements are the result of the Company's accounting treatment for (i) non-conventional convertible notes payable to Laurus Master Fund, Ltd., which allowed for the note holder to convert the notes payable into shares of its common stock at prices that were variable, and (ii) warrants issued to Laurus Master Fund, Ltd. Based on the restatement, we determined that at the end of 2005 that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's accounting for (i) the identification of the variable conversion features embedded within its debt instruments, and (ii) the accounting for warrants issued in connection with certain convertible promissory notes. These deficiencies resulted in the restatement of the Company's consolidated financial statements for the year ended December 31, 2004 and quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

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

As discussed in Note 5, the Company received deposits totaling $550,000 during the period from August 8, 2006 through August 21, 2006 and, based on representations from the individuals involved, has determined that the deposits were advanced on behalf of Derek K. Nguyen, the Company's Chief Information Officer and Keith D. Nguyen, the Company's President and a member of its Board of Directors. The funds were used to meet the August 2006 payroll obligations and August 2006 principal and interest payment to Laurus Master Fund, Ltd., due to unanticipated delays in the Company's collection of its accounts receivable.

In the third quarter of 2006, we implemented additional procedures to ensure that a all terms of our debt instruments were properly approved and documented. These procedures were in place in connection with the preparation of our consolidated financial statements for the third quarter of 2006. Further, in October, 2006, the Company appointed an independent outside director to replace Derek Nguyen. The independent outside director will review all transactions between the Company and it's Officer/Directors. As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

(b) Changes in internal control over financial reporting. Other than as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the three and nine months ended September 30, 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officer, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006. Based upon this evaluation, we have concluded that, other than as noted above, there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. See: RISKS FACTORS.
                                65

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We received the consent of Laurus to complete the October 2006 private placement of our 10% secured convertible promissory notes. Laurus's consent was conditioned upon our obtaining the agreement of the note holders to subordinate their rights under the 10% secured convertible promissory notes to Laurus's rights under our Secured Term Note. We have not obtained the required subordination agreements from the note holders. Accordingly, we may be in default of our obligations under our agreements with Laurus. To date, Laurus has not asserted our failure to obtain the subordination agreements as an event of default. However, there can be no assurance that Laurus will not assert such an event of default in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits required by Item 601 of Regulation S-B are identified below and attached hereto or incorporated by reference as noted in the list.

Exhibit  Description
-------  -----------
10.1  Promissory Note (with Addendum A and Addendum B) with Derek K. Nguyen(1)
10.2  Promissory Note (with Addendum A, Addendum B and Addendum C) with Keith
      D. Nguyen (1)
10.3  Amended and Restated Secured Term Note with Laurus Master Fund, Ltd. (2)
10.4 Form of Note and Warrant Purchase Agreement for November 2006 Private Placement (2)
10.5 Form of Secured Convertible Promissory Note for November 2006 Private Placement (2)
10.6  Form of Common Stock Purchase Warrant for November 2006 Private
      Placement (2)
10.7  Registration Rights Agreement for November 2006 Private Placement (2)
10.8  Security Agreement for November 2006 Private Placement (2)

10.9  Form of Restricted Stock Agreement
31.1  Certification pursuant Section 302
31.2  Certification pursuant Section 302
32.1  Certification pursuant Section 906

(1) Filed with Form 8-K dated September 18, 2006
(2) Filed with Form 8-K dated November 17, 2006

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DataLogic International, Inc.
                                   (Registrant)

Date: December 21, 2006             /s/ Keith Moore
                                    ------------------------------------
                                    Title: Chief Executive Officer, Chief
                                    Financial Officer, Chief Operating
                                    Officer and Director